Form 10-Q
period 2009-03-31
Silverton Adventures, Inc.
filed 2010-07-20
CIK 1419122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Nevada		80-5072317
(State of Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification Number)

5070 Arville Street, Suite 7 Las Vegas, Nevada		89118
(Address of Principal Executive Offices)		(Zip Code)

Commission file number 333-153626

Silverton Adventures, Inc.
[Missing Graphic Reference]
(Exact Name of Registrant as Specified in Its Charter)

Nevada	80-5072317
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

5070 Arville Street, Suite 7 Las Vegas, Nevada	89118
(Address of Principal Executive Offices)	(Zip Code)

(702) 876-1539
_____________________________________________________________________________
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
_____________________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accredited filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                                                                           Accelerated filer [  ]
Non-accelerated filer [  ]                                                                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes [X] No

CERTIFICATIONS
Exhibit 31.1 Certification of Principal Executive Officer

Exhibit 32.2 Certification of Principal Financial Officer

Exhibit 32.2 Certification of Principal Executive and Financial Officers

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Silverton Adventures, Inc.
Balance Sheets

ASSETS
	March 31,	June 30,
	2009	2008
	(Unaudited)
CURRENT ASSETS

Cash	$-	$-
Restricted cash	3,000	-
Accounts receivable, net	269	-
Total Current Assets	3,269	-

PROPERTY AND EQUIPMENT, net	5,918	7,050

TOTAL ASSETS	$9,187	$7,050

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$28,356	$10,784
Customer deposits	-	125
Bank overdraft	259	920
Related party payables	11,898	5,028
Total Current Liabilities	40,513	16,857

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 5,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 70,000,000 shares authorized at par
value of $0.001; 11,030,000 and 11,000,000 shares
issued and outstanding, respectively	11,030	11,000
Additional paid-in capital	2,970	-
Accumulated deficit	(45,326)	(20,807)
Total Stockholders' Equity (Deficit)	(31,326)	(9,807)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$9,187	$7,050

The accompanying notes are an integral part of these financial statements.

Silverton Adventures, Inc.
Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

REVENUES	$15,772	$-	$31,296	$-
COST OF SALES	7,503	-	8,619	-
GROSS MARGIN	8,269	-	22,677	-

OPERATING EXPENSES

Depreciation expense	377	116	1,131	116
General and administrative	13,920	2,314	30,130	2,331
Professional fees	5,754	-	15,935	1,000

Total Operating Expenses	20,051	2,430	47,196	3,447

LOSS FROM OPERATIONS	(11,782)	(2,430)	(24,519)	(3,447)

Income taxes	-	-	-	-

NET LOSS	$(11,782)	$(2,430)	$(24,519)	$(3,447)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	11,008,889	11,000,000	11,002,920	11,000,000

The accompanying notes are an integral part of these financial statements.

Silverton Adventures, Inc.
Statements of Cash Flows

	For the Nine Months Ended
	March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(24,519)	$(3,447)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	1,132	116
Common stock issued for services	-	1,000
Changes to operating assets and liabilities:
Changes in accounts receivable	(269)	-
Changes in customer deposits	(125)	-
Changes in accounts payable	17,572	7,043
Net Cash Provided by Operating Activities	(6,209)	4,712

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(7,543)
Net Cash Used by Operating Activities	-	(7,543)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash	3,000	-
Proceeds from related party payables	54,267	3,837
Repayments to related party payables	(47,397)	(550)
Repayments of bank overdraft	(661)	-
Net Cash Provided by (Used by) Financing Activities	9,209	3,287

NET INCREASE (DECREASE) IN CASH	3,000	456
CASH AT BEGINNING OF PERIOD	-	17
CASH AT END OF PERIOD	$3,000	$473
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.
Notes to Financial Statements
March 31, 2009 and June 30, 2008

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet
Established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

SILVERTON ADVENTURES, INC.
Notes to Financial Statements
March 31, 2009 and June 30, 2008

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

 Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

NOTE 4- COMMON STOCK

During the nine month period ended March 31, 2009, the Company issued 30,000 shares of its par value $0.001 common stock for $3,000 cash.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS

This section must be read in conjunction with the unaudited Financial Statements included in this report.

A.      Management’s Discussion

Silverton Adventures, Inc. ("SAI" or the "Company"), was originally incorporated in the State of Nevada on May 31, 2006 as Mor Travel, Inc On December 26, 2007, the Company changed its name to Silverton Adventures, Inc. The Company currently operates under the dba Silverton Print and Mail in Clark County, Nevada. The Company is a development stage company with the principal business objective of providing printing and mailing services to companies nationwide. The Company plans on completing the printing and mailing from its corporate offices depending on the size of the job. In other cases, the Company has developed accounts with wholesale printers who are more equipped to handle large print and mailing orders.

Company Overview

The Company has a principal business objective of providing printing and mailing services to companies nationwide. The Company plans on completing the printing and mailing from its corporate offices depending on the size of the job. In other cases, the Company has developed accounts with wholesale printers who are more equipped to handle large print and mailing orders.

During the nine months ended March 31, 2009, the Company generated revenues of $31,296 while incurring $8,619 in cost of sales resulting in a gross margin of $22,677. After deducting $47,196 for total operating expenses resulted in loss from operations of $24,519. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

During the nine months ended March 31, 2008, the Company generated no revenues. After deducting $3,447for total operating expenses resulted in loss from operations of $3,447. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

During the three months ended March 31, 2009, the Company generated revenues of $15,722 while incurring $7,503 in cost of sales resulting in a gross margin of $8,269. After deducting $20,051 for total operating expenses resulted in loss from operations of $11,782. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

During the three months ended March 31, 2008, the Company generated no revenues. After deducting $2,430 for total operating expenses resulted in loss from operations of $2,430. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

Liquidity and Capital Resources

As of March 31, 2009, the Company had negative working capital of $37,244, which is current assets minus current liabilities.  This negative working capital is attributable to monies owed to officers for accrued payments by related parties and the accounts payable. The Company’s current assets as of March 31, 2009 consisted of $3,000 in restricted cash, and $269 in accounts receivable.

SAI has limited capital resources from which to operate.  Without the realization of either significant cash flow from ongoing revenue or additional capital investment, the Company may not be able to continue without short term loans from its current officer and director.  However, the Company’s independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

B.      Plan of Operation

The Company has a principal business objective of providing printing and mailing services to companies nationwide. The Company plans on completing the printing and mailing from its corporate offices depending on the size of the job. In other cases, the Company has developed accounts with wholesale printers who are more equipped to handle large print and mailing orders. Our mission is to provide the highest quality print and mail services to our clients.

The Company now operates under the DBA Silverton Print and Mail. Since inception, we have generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. The Company has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Product Development

The Company’s mission is to provide small and large businesses a printing and mailing services of a wide variety of products (See list below). Also, the Company will provide a mailing service which will include Automated Presort and Insert and Address. This service will be primarily for companies that want to save money on postage. Instead of paying $0.42 for a first class letter, Silverton will sort the mail pieces by zip codes saving the customer almost 50% in postage costs.

The following are print and mail services offered by the Company:
• Business Cards
• Carbonless Forms
• Catalogs/Booklets
• Flyers
• Posters
• Graphic Design
• Automated Presort
• Brochures
• Copying
• Envelopes
• Letterhead
• Postcards
• Presentation Folders
• Insert and Address

Marketing

The Company is gearing up to be a direct marketer of printing and mailing to businesses nationwide. The Company will be placing Yellow Page advertisements offering our services under the classification of printers and mailers in major cities throughout the United States. Even though the Company maintains its facility in Las Vegas, Nevada, the Company will ship all orders directly to the customer for a small shipping charge. Additionally, the Company plans to constantly mail postcards throughout the United States to new and upcoming businesses that have been recently approved for a business license.

ITEM 4. CONTROLS AND PROCEDURES

The effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) was evaluated under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in providing reasonable assurance that the information required to be disclosed in this quarterly report is recorded, processed, summarized and reported within the time period required for the filing of this quarterly report.  This is due to inadequate segregation of duties and the lack of an audit committee.  The Company has plans to address these material weaknesses in internal controls as resources become available.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of control systems must be considered relative to their cost. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues of fraud, if any, have been detected.

Based on their most recent review, which was completed within ninety days of the filing of this report, SAI’s Officers have concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by SAI in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to SAI’s management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  There were no significant changes in SAI’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended March 31, 2009, the Company issued 30,000 shares of its par value $0.001 common stock for $3,000 cash.

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit No.:	Description:
3.1(i)	Articles of Incorporation and amendments thereto (1) and (2)
3.1(ii)	Bylaws (1)
14	Code of Ethics (1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

(1)
Filed with the Securities and Exchange Commission on September 23, 2008 as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-153626) which exhibit is incorporated herein by reference.

 (b) Reports on Form 8-K

During the period ended March 31, 2009, SILVERTON ADVENTURES, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silverton Adventures, Inc.
(Registrant)

Signature	Title	Date

/s/ Sarit Mor	President, CEO, Treasurer, and Director	July 7, 2010
Sarit Mor

/s/ Mark Rosenberg	Secretary	July 7, 2010
Mark Rosenberg

/s/ Sarit Mor	Principal Financial Officer	July 7, 2010
Sarit Mor

/s/ Sarit Mor	Principal Accounting Officer	July 7, 2010
Sarit Mor