Form 10-K
period 2009-06-30
Silverton Adventures, Inc.
filed 2010-07-22
CIK 1419122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File No. 333-153626

SILVERTON ADVENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	80-5072317
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

5070 Arville Street
Suite 7
Las Vegas, Nevada 89118
 (Address of principal executive offices)

Registrant’s telephone number:	(702) 876-1539

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001
(Title of Class)

Indicate by check mark if the registrant is a well-season issuer, as defined in Rule 405 of the Securities Act. [  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[X] Yes [  ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. [X ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer                                            [  ]                                            Accelerated filer                                                      [   ]
Non-accelerated filer                                              [  ]                                    Smaller reporting company                                    [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [   ] Yes [X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note – If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of July 7, 2010 (last trade date) was approximately $1,125,000.00 based upon the $0.10 price per share in the Company’s Form S-1 Registration Statement which was declared effective on January 30, 2009.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the last practicable date:
•	11,061,000	June 30, 2009
•	11,066,500	September 30, 2009
•	11,250,000	December 31, 2009
•	11,250,000	March 31, 2010

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

CERTIFICATIONS

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

All readers of this document and any document incorporated by reference herein are advised that this document and documents incorporated by reference into this document contain forward-looking statements and statements of historical facts. Forward-looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially for those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) revenue projections, income (loss), earning (loss) per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of the plans and objectives of the Company or its management or Board of Directors, including the introduction of new products, or estimates or predictions with regards to customers, suppliers, competitors or regulatory authorities, (iii) statements of future performance, and (iv) statements of assumptions underlying other statements about the Company or its business.

This document and all documents incorporated herein by reference also identify factors which could cause actual results to differ materially from those indicated by the forward-looking statements.  Please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

The cautions outlined made in this statement and elsewhere in this document should not be construed as complete or exhaustive.  In many cases, we cannot predict factors which could cause results to differ materially from those indicated by the forward-looking statements.  Additionally, many items or factors that could cause actual results to differ materially from forward-looking statements are beyond our ability to control.  The Company will not undertake an obligation to further update or change any forward-looking statement, whether as a result of new information, future developments, or otherwise.

PART I

ITEM 1.  BUSINESS

Business Summary

Silverton Adventures, Inc. ("SAI" or the "Company"), was incorporated in the State of Nevada on May 31, 2006 as MOR Travel, Inc. On December 26, 2007, the Company changed its name to Silverton Adventures, Inc. The Company has a principal business objective of providing printing and mailing services to companies nationwide. The Company plans on completing the printing and mailing from its corporate offices depending on the size of the job. In other cases, the Company has developed accounts with wholesale printers who are more equipped to handle large print and mailing orders. Our mission is to provide the highest quality print and mail services to our clients.

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
• Marketing

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

The Company operates a fully operational web site at www.silvertoninc.com. Through this web site, clients can place orders and review all current services available and make purchases via a major credit card.

Competition

The Company will compete against established companies with significantly greater financial, marketing, research and development, personnel, and other resources than the Company. Such competition could have a material adverse effect on the Company's profitability.

Government Regulation

There are no government regulations regulating the business of printing and mailing services for business and other organizations.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

On May 21, 2010 Board of Directors of the Company dismissed M&K CPAs PLLC as its independent accountant.  On the same date the accounting firm of Sadler, Gibb & Associates, LLC was engaged as the Company’s new independent registered public accounting firm. The Board of Directors of the Company approved of the dismissal of M&K CPAs PLLC and the appointment of Sadler, Gibb & Associates, LLC as its independent auditor.

On June 11, 2010, we filed a Form 8K that stated the following: From the date of their appointment on October 22, 2009 through the date of  dismissal on May 21, 2010, there were no disagreements with M&K CPAs PLLC whether or not resolved, on any matter of accounting  principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to M&K CPAs PLLC’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.  M&K CPAs PLLC did not report on any of the Company's financial statements from October 22, 2009 through May 21, 2010 which contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. We requested a letter from M&K CPAS, PLLC for a letter as required pursuant to Item 3-04 of Regulation S-K. At the time of the Form 8K filing, this letter was not provided by M&K CPAS, PLLC.

Item 3-04 of Regulation S-K requires that we file a letter from our former auditors that they agreed with our statements made in the Form 8K we filed with the SEC with regards to these matters. To date, M&K CPAS, LLC has failed to respond to our numerous requests for this letter. On July 2, 2010, the SEC sent a letter of request for the filing of this letter by M&K CPAS, PLLC.  The Company has until July 16, 2010 to respond. We plan to notify the SEC of M&K CPAS, PLLC continued refusal to provide this letter unless provided by M&K CPAS, PLLC.

ITEM 2.  PROPERTIES

Our principal Nevada executive offices are located at 5070 Arville Street, Suite 7, Las Vegas, NV 89118 and our phone number is (702) 876-1539.  This facility is currently being provided to the Company pursuant to a sub-lease from its officers and directors.  There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

ITEM 3.  LEGAL PROCEEDINGS

In January, 2010, a lawsuit was filed in the Superior Court in and or King County under the title Ed Harman vs. Silverton Adventures, Inc. with regards to the receipt of unsolicited fax transmissions.  This case has been settled for a payment of $2,500 USD. The Company expects for this settlement to be paid on before July 31, 2010 at which time the legal case will be vacated.

Other than the above law suit, we are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2009.
PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock does not trade, nor is it admitted to quotation, on any stock exchange or other trading facility such as an OTC market. As of the date of this filing, there is no public market for our common stock. The Company may apply with FINRA for trading on an over the counter stock market like the OCTBB® operated by FINRA or the OTCQB operated by Pink OTC Markets, Inc. There can be no assurance that the Company will file for listing on an OTC market anytime in the future or that when accomplished, that a meaningful trading market will develop.  Silverton Adventures, Inc. and its management make no representation about the present or future value of our common stock. Additionally, we have not registered our class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so. The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that, in addition to transfer restrictions imposed by federal securities laws, significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

We are not obligated by contract or otherwise to issue any securities and there are not outstanding any securities that are convertible into or exchangeable for shares of our common stock.

Holders

As of June 30, 2009, we had 11,061,000 shares of common stock, par value $0.001, issued and. As of September 30, 2009 11,066,500 shares, December 31, 2009 11,250,000 shares and March 31, 2010, the Company had 11,250,000 shares of common stock, par value $0.001, issued and outstanding held by approximately 24 shareholders of record. The stock transfer agent for our securities is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, AZ 85251-6015 - Telephone: (480) 481-3940 and Facsimile: (480) 481-3941.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The Company has authorized 75,000,000 shares of common stock with a par value of $.001, and 10,000,000 shares of preferred stock.  Since inception, the Company has issued no preferred stock and the following 11,000,000 shares of common stock that is restricted.

On or about May 31, 2006, the Company issued 2,100,000 shares of common stock for expenses paid on behalf of the Company related to the incorporation of the Company in the amount of $2,100. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

On or about May 31, 2006, the Company issued 7,900,000 shares of common stock for consulting services related to the preparation and set up of the Company’s business office. These shares were valued at $0.001 per share or $7,900 USD in the aggregate. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

On or about July 1, 2006, the Company issued 500,000 shares of common stock for consulting services related to the preparation of the corporate minute book, corporate bylaws, and related documents. These shares were valued at $0.001 per share, or $500 USD in the aggregate. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

On or about July 1, 2006, the Company issued 500,000 shares of common stock for consulting services related to the preparation of the corporate minute book, corporate bylaws, and related documents. These shares were at $0.001 per share, or $500 USD in the aggregate. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

On or about December 28, 2008, the Company issued 500,000 shares of common stock for consulting services related to the set up of the Company’s computer and telephone systems. These shares were valued at $0.001 per share, or $500 USD in the aggregate. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

On or about December 28, 2008, the Company issued 500,000 shares of common stock for consulting services related to the preparation of the Company’s marketing materials and sales program. These shares were valued at $0.001 per share, or $500 USD in the aggregate. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

All of the transactions above were transactions by the Company not involving any public offering as required by the exemption provided from the registration provisions of the Securities Act of 1933, as amended. As such, no advertising or general solicitation was employed in offering any of the securities by the Company. All certificates evidencing the securities issued in such transactions will bear restrictive legends as securities issued in non-registered transactions that may only be resold in compliance with applicable federal and state securities laws. The applicable subscription documents relating to such transactions contained acknowledgments by the purchaser of such securities that the securities being acquired have not been registered, were restricted securities, could only be resold in compliance with applicable federal and state securities laws and the certificates evidencing such securities would bear restrictive legends.

In all of the transactions above, no principal underwriters were used.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2009.

[Balance of Page Intentionally Left Blank]

ITEM 6.  SELECTED FINANCIAL DATA

The following table includes select data extracted from, and should be examined in conjunction with, the audited financial statements and footnotes for the year ended June 30, 2009 and 2008 found under Item 8 of this annual report.

	Year Ended	Year Ended
	June 30, 2009	June 30, 2008

Revenues	$ 47,674	$ 1,245

Cost of Sales	14,034	873

Gross Margin	33.640	372

Total Operating Expenses	71,444	11,196

Net Loss	(37,804)	(10,824)

Net Cash Provided by Operating Activities	(12,964)	1,578

Net Cash Used by Operating Activities	-	(7,543)

Net Cash Provided by (Used by) Financing Activities	20,516	5,948

Cash on hand	7,552	0)

Net loss per basic and diluted shares	0.00	0.00

Weighted average number of common shares outstanding:	11,011,690	11,000,000

Cash dividends declared per common share	-	-

Property and equipment, net	5,542	7,050

Stockholders’ deficit	(41,511)	(9,807)

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report. Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual result may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

Results of Operations

The following table provides selected financial data about our company for the year ended June 30, 2009 and 2008, respectively.

Balance Sheet Data	June 30, 2009	June 30, 2008

Cash	$7,552	$-

Total Current Assets	$7,720	$-

Total Assets	$13,262	$7,050

Total Liabilities	$54,773	$16,857

Stockholders' Deficit	$(41,511)	$(9,807)

Plan of Operation

We have developed a plan of operation reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our new product development, and our required staffing and additional funding requirements to fulfill our business objectives.

Cash Requirements

We estimate that we require a minimum of approximately $25,000 and a maximum of approximately $50,000 to operate for the next 12 months from the date of this annual report. The minimum of $25,000 is required for operating expenses and general operational overhead. The maximum will be required to fully implement our business plan which will include the following marketing of our services, new copiers, additional staff, and general working capital associated with the growth of the Company.

Revenues

The Company has recorded $47,674 and $1,245 in revenues from operations as of June 30, 2009 and 2008, respectively, which was generated from client printing, mailing, and related services. These revenues have come mainly from color printing and mailing for clients on a bulk basis. Cost of sales for June 20, 3009 and 2008 respectively are $14,034 and $873, resulting in a gross margin of 33,640 and $372, respectively for such same time periods.

Operating and General & Administrative Expenses

Operating expenses consisting of depreciation expense, general and administrative, and professional fees totaling $71,444 and $11,196, respectively, for June 30, 2009 and 2008 resulting in a net loss from operations of $37,804 and $10,824 for such same time period.

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

Capital and Liquidity

As of June 30, 2009 and 2008, we had total current assets of $7,720 and $0, and total current liabilities of $54,773 and $16,857, respectively.

We had cash on hand of $7,552 and $0 as of June 30, 2009 and 2008, respectively. We do not have sufficient cash to meet our short-term expansion needs over the next 12 months, which are to sell our printing and mailing services on a more regional basis. We intend to bring in new client through internet and more traditional advertising means and attract customers by lowering our margins in hopes of increasing our capacity.

[Balance of Page Intentionally Left Blank]

ITEM 8 Financial Statements and Supplementary Data

SILVERTON ADVENTURES, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
FINANCIAL STATEMENTS

June 30, 2009 and 2008

SILVERTON ADVENTURES, INC.

TABLE OF CONTENTS

Page

Audit Report of Independent Accountants                               15

Balance Sheets – June 30, 2009 and 2008                                16

Statements of Operations for the years ended June 30, 2009 and 2008                    17

Statements of Stockholder’s Equity for the years ended June 30, 2009 and 2008                18

Statements of Cash Flows for the years ended June 30, 2009 and 2008                    19

Notes to Financial Statements                                     20

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Silverton Adventures, Inc.

We have audited the accompanying balance sheets of Silverton Adventures, Inc. as of June 30, 2009 and 2008, and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Silverton Adventures, Inc. as of June 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had losses from operations of $37,804, an accumulated deficit of $58,611, and working capital deficit of $47,053, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SADLER, GIBB AND ASSOCIATES, LLC

Salt Lake City, UT
June 15, 2010

Silverton Adventures, Inc.
Balance Sheets

ASSETS

	June 30,	June 30,
	2009	2008

CURRENT ASSETS
Cash	$1,452	$-
Restricted cash	6,100	-
Accounts receivable, net	168	-

Total Current Assets	7,720	-

PROPERTY AND EQUIPMENT, net	5,542	7,050

TOTAL ASSETS	$13,262	$7,050

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$34,409	$10,784
Customer deposits	-	125
Bank overdraft		920
Related party payables	20,364	5,028

Total Current Liabilities	54,773	16,857

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 75,000,000 shares authorized at par
value of $0.001; 11,061,000 and 11,000,000 shares
issued and outstanding, respectively	11,061	11,000
Additional paid-in capital	6,039	-
Accumulated deficit	(58,611)	(20,807)

Total Stockholders' Equity (Deficit)	(41,511)	(9,807)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$13,262	$7,050

The accompanying notes are an integral part of these financial statements.

Silverton Adventures, Inc.
Statements of Operations

	For the Year Ended
	June 30,
	2009	2008

REVENUES	$47,674	$1,245
COST OF SALES	14,034	873
GROSS MARGIN	33,640	372

OPERATING EXPENSES

Depreciation expense	1,509	493
General and administrative	39,318	4,762
Professional fees	30,617	5,941

Total Operating Expenses	71,444	11,196

LOSS FROM OPERATIONS	(37,804)	(10,824)

Income taxes	-	-

NET LOSS	$(37,804)	$(10,824)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	11,011,690	11,000,000

The accompanying notes are an integral part of these financial statements

Silverton Adventures, Inc.
Statement of Stockholders’ Equity (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2007	10,000,000	$10,000	$-	$(9,983)	$17

Common stock issued for services
at $0.001 per share	1,000,000	1,000	-	-	1,000

Net loss for the year ended
June 30, 2008	-	-	-	(10,824)	(10,824)

Balance, June 30, 2008	11,000,000	11,000	-	(20,807)	(9,807)

Common stock issued for cash
at $0.10 per share	61,000	61	6,039	-	6,100

Net loss for the year ended
June 30, 2009	-	-	-	(37,804)	(37,804)

Balance, June 30, 2009	11,061,000	$11,061	$6,039	$(58,611)	$(41,511)

The accompanying notes are an integral part of these financial statements.

Silverton Adventures, Inc.
Statements of Cash Flows

	For The Year Ended
	June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(37,804)	$(10,824)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	1,508	493
Common stock issued for services	-	1,000
Changes to operating assets and liabilities:
Changes in accounts receivable	(168)	-
Changes in customer deposits	(125)	125
Changes in accounts payable	23,625	10,784

Net Cash Provided by Operating Activities	(12,964)	1,578

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(7,543)

Net Cash Used by Operating Activities	-	(7,543)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock sold for cash	6,100	-
Proceeds from related party payables	70,072	9,824
Repayments to related party payables	(54,736)	(4,796)
Proceeds from bank overdraft	-	920
Repayments of bank overdraft	(920)	-

Net Cash Provided by (Used by) Financing Activities	20,516	5,948

NET INCREASE (DECREASE) IN CASH	7,552	(17)
CASH AT BEGINNING OF YEAR	-	17

CASH AT END OF YEAR	$7,552	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Silverton Adventures, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization
Silverton Adventures, Inc. ("SAI" or the "Company"), was originally incorporated in the State of Nevada on May 31, 2006 as Mor Travel, Inc. On December 26, 2007, the Company changed its name to Silverton Adventures, Inc. The Company currently operates under the DBA Silverton Print and Mail in Clark County, Nevada. Prior to commencement of principle operations during 2008, the Company was classified as a development stage company with the principal business objective of providing printing and mailing services to companies nationwide. The Company completes the printing and mailing from its corporate offices depending on the size of the order. For larger orders, the Company has developed accounts with wholesale printers who are better equipped to handle large print and mailing orders.

Accounting Basis
The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The Company has elected a June 30 fiscal year end.

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

Cash and Cash Equivalents
The company considers all highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Accounts Receivable
The Company’s accounts receivable are recorded net of the allowance for doubtful accounts of $-0- as of June 30, 2009.

Fair Value of Financial Instruments
The Company’s financial instruments as defined by ASC 820, “disclosures about Fair Value of Financial Instruments,” include cash, advances to affiliates, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowing.  All instruments other than investment in securities available-for-sale are accounted for on a historical cost basis, which due to the short maturity of these financial instruments approximates fair value at June 30, 2009.

Impaired Asset Policy
The Company has adopted ASC 360, “Accounting for Impairment or Disposal of Long-Lived Assets.”   In complying with these standards, the company reviews its long-lived assets to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  The company determines impairment by comparing the undiscounted future value cash flows estimated to be generated by its assets to

Silverton Adventures, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

their respective carrying amounts whenever events or changes in circumstances indicate that an asset may not be recoverable.

Dividend Policy
The Company has not adopted a policy regarding payment of dividends.  No dividends have been paid during any of the periods shown.

Basic Loss per Share
The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.
	For the Years Ended
	June 30,
	2009	2008
Loss (numerator)	$(37,804)	$(10,824)
Shares (denominator)	11,011,690	11,000,000
Per share amount	$(0.00)	$(0.00)

Revenue Recognition
The Company recognizes revenue when goods or services are accepted and delivered and collection is reasonably assured.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $4,903 and $244 in advertising expense for the years ended June 30, 2009 and 2008.

Provision for Taxes
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are  reduced by a  valuation  allowance  when,  in the opinion  of  management,  it is more  likely  than not  that  some portion or all of the deferred  tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company applies ASC 740, which requires the asset and liability method of accounting for income taxes.  The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. Deferred tax assets are reviewed for recoverability and the Company records a valuation allowance to reduce its deferred tax assets when it is more likely than not that all or some portion of the deferred tax assets will not be recovered.

Silverton Adventures, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company adopted ASC 740, at the beginning of fiscal year 2008. This interpretation requires recognition and measurement of uncertain tax positions using a “more-likely-than-not” approach, requiring the recognition and measurement of uncertain tax positions. The adoption of ASC 740 had no material impact on the Company’s financial statements.

Recent Accounting Pronouncements
Below is a listing of the most recent accounting pronouncements issued since through May 27, 2010. The Company has evaluated these pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

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

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software.

Silverton Adventures, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP. This amendment has eliminated that residual method of allocation. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). It is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued.

In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) "Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance" ("EITF 09-1"). The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender. An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors. EITF 09-1 is effective for fiscal years that beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope. Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.

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

Silverton Adventures, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

NOTE 2 - GOING CONCERN (CONTINUED)

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
	2009	2008
Office Equipment	$7,543	$7,543
Less: Accumulated Depreciation	(2,001)	(493)
Net Property and Equipment	$5,542	$7,050

NOTE 4 - RELATED PARTY PAYABLE

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. During the years ended June 30, 2008 and 2009 the Company borrowed $70,072 and $9,824 and repaid $54,736 and $4,796, respectively.  The related party payables total $20,364 and $5,028 as of June 30, 2009 and 2008, respectively. These notes bear no interest, are uncollateralized and due on demand.

NOTE 6 - CAPITAL STOCK

The Company is authorized 10 million shares of preferred stock.  At June 30, 2009, the Company had no preferred stock issued and outstanding.   The Company is authorized to issue 75,000,000 shares of common stock and had 11,061,000 common shares issued and outstanding as of June 30, 2009.

On December 27, 2007, the Company issued 1,000,000 shares of its common for $0.001 per share for services rendered.

The Company also sold a total of 61,000 shares of common stock at $0.10 per share for a total of $6,100 pursuant to the Company’s S-1 filed on December 19, 2008.  Pursuant to this agreement, the Company is required to raise a minimum of $25,000 in proceeds from the sale of these securities which it achieved in November of 2009.  As of June 30, 2009 the Company shows all 61,000 shares issued and outstanding with the proceeds from the sale classified as restricted cash.

Silverton Adventures, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

NOTE 7 – INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since inception.  Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be significantly profitable in the near future to take advantage of the losses.  The provision for income taxes consists of the following:
	2009	2008
Income tax expense at statutory rate	$ (14,744)	$ (3,831)
Valuation allowance	14,744	3,831
Income tax expense per books	$ -0-)	$ -0-)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2009 and 2008 due to the following:

	June 30, 2009	June 30, 2008
NOL carryover	$ (22,858)	$ (8,115)
Stock issued for services	3,471	3,471
Valuation allowance	19,387	(4,644)
Net deferred tax asset	$ -0-)	$ -0-)

At June 30, 2009, the Company had net operating loss carry forwards of approximately $58,611 that may be offset against future taxable income through 2030.  The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company has not had operations resulting in net income and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

NOTE 8 - SUBSEQUENT EVENTS

Between September 4, 2009 and November 13, 2009 the Company sold 189,000 shares of Common Stock for $18,900.

In accordance with ASC 855-10, Company management reviewed all material events through the date of this filing, and there are no material subsequent events to report other than those reported.

Silverton Adventures, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

 NOTE 9 - RESTATED FINANCIAL STATEMENTS

On August 27, 2009 the Company was informed that the Public Company Accounting Oversight Board ("PCAOB") revoked the registration of Moore & Associates, Chartered who was serving as the Company’s independent registered public accounting firm.  The revocation was a result of Moore’s violation of PCAOB rules and auditing standards.  This revocation of Moore’s registration required the Company to have the financial statements previously issued reaudited for the fiscal years ended June 30, 2008 and 2009.

This reaudit produced material differences from the previously filed versions.  These misstatements are the result of the Company failing to accrue liabilities and inappropriately recording revenue due to timing differences between accounting periods.  The Company also inappropriately classified repayments made to related parties as cost of sales and operating expenses.  Below is a table presenting the effect of these changes on the Company’s balance sheets, statements of operations and statements of cash flow.

Lastly, the Company recorded the authorization of 1,000,000 shares of Common stock that were rescinded prior to being issued.  The Company then recorded the reissuance of these shares to other individuals as a separate issuance of stock.  This resulted in an overstatement of Common Stock of $1,000 in fiscal year 2007 along with an overstatement of General & Administrative Expense.

Included in this filing are the restated 2008 fiscal year financial statements.

[Balance of this Page Intentionally Left Blank]

Silverton Adventures, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

NOTE 9 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

Balance Sheets

ASSETS

		June 30,
		2008
	(As Originally
	Filed)	(Restated)	(Difference)
CURRENT ASSETS
Cash	$-	$-	$-
Restricted cash	-	-	-
Accounts receivable, net	-	-	-

Total Current Assets	-	-	-

PROPERTY AND EQUIPMENT, net	7,040	7,050	10

TOTAL ASSETS	$7,040	$7,050	$10

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$7,248	$10,784	$3,536
Customer deposits	-	125	125
Bank overdraft	920	920	-
Related party payables	970	5,028	4,058

Total Current Liabilities	9,138	16,857	7,719

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-	-
Common stock, 75,000,000 shares authorized at par
value of $0.001; 11,061,000 and 11,000,000 shares
issued and outstanding, respectively	11,000	11,000	-
Additional paid-in capital	3,235	-	(3,235)
Accumulated deficit	(16,333)	(20,807)	(4,474)

Total Stockholders' Equity (Deficit)	(2,098)	(9,807)	(7,709)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$7,040	$7,050	$10

Silverton Adventures, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

NOTE 9 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Operations

	For the Year Ended
	June 30,
	2008
	(As Originally	(Restated)	(Difference)

REVENUES	$4,125	$1,245	$(2,880)
COST OF SALES	2,412	873	(1,539)
GROSS MARGIN	1,713	372	(1,341)

OPERATING EXPENSES

Depreciation expense	503	493	(10)
General and administrative	6,560	4,762	(1,798)
Professional fees	-	5,941	5,491

Total Operating Expenses	7,063	11,196	4,133

LOSS FROM OPERATIONS	(5,350)	(10,824)	(5,474)

Income taxes	-	-	-

NET LOSS	$(5,350)	$(10,824)	$(5,474)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	11,000,000	11,000,000	-

Silverton Adventures, Inc.
Notes to Financial Statements
June 30, 2009 and 2008

NOTE 9 - RESTATED FINANCIAL STATEMENTS (CONTINUED)

Statements of Cash Flows

	For The Year Ended
	June 30,
	2008
	(As	(Restated)	(Difference)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,350)	$(10,824)	$(5,474)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	503	493	(10)
Common stock issued for services	1,000	1,000	0
Changes to operating assets and liabilities:
Changes in accounts receivable	-	-	-
Changes in customer deposits	-	125	125
Changes in accounts payable	7,248	10,784	3,536
Net Cash Provided by Operating Activities	3,401	1,578	(1,823)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,543)	(7,543)	-
Net Cash Used by Operating Activities	(7,543)	(7,543)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Contributed Capital	2,235	-	(2,235)
Proceeds from related party payables	970	10,075	9,105
Repayments to related party payables	-	(5,047)	(5,047)
Proceeds from bank overdraft	920	920	-
Repayments of bank overdraft	-	-	-
Net Cash Provided by (Used by) Financing Activities	4,125	5,948	1,823

NET INCREASE (DECREASE) IN CASH	(17)	(17)	-
CASH AT BEGINNING OF YEAR	17	17	-
CASH AT END OF YEAR	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$0
Income Taxes	$-	$-	$0

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT –Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, Sarit Mor (Our President, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer), concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company,  and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Management’s Annual Report on Internal Control Over Financial Reporting.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in  Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As of June 30, 2009, management has determined that the Company’s internal control over financial reporting as of June 30, 2009 was not effective.  We are in the process of developing new policies and procedures with regards to internal control over financial reporting.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended June 30, 2009 covered by this report were not previously reported on Form 8-K.

[Balance of Page Intentionally Left Blank]

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below is the name and age of each individual who was a director or executive officer of Silverton Adventures, Inc. as of June 30, 2009, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

NAME	AGE	POSITION	DATES SERVED

Sarit Mor	49	President, Treasurer, and Director	Inception to Present

Mark S. Rosenberg	47	Secretary	March 2009 to Present

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officer:

Sarit Mor – President, Treasurer, and Chairman of the Board – Ms. Mor is a career leadership professional with insight, vision, and enthusiasm necessary to inspire her team to garner impressive results with more than 20 years. With history leaning in manufacturing of printed material and operations management she has significant expertise in the Printing industry that allows her performance and assessments to carry throughout her career. Ms. Mor graduated from the University of Tel Aviv with her Bachelors of Science degree in Psychology.

Mark S. Rosenberg – Secretary – Mr. Rosenberg has more than 20 years of experience in print and advertising sales. He has worked as a graphics technician for a large trade show and convention contractor. He has also worked for casinos and in the Las Vegas area preparing exhibits for conventions. Previously, he managed a print pre-production facility proofing and correcting graphics files.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment has not been subsequently reversed, suspended or vacated; or (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, our executive officers, directors and persons who beneficially own more than 10% of our common stock are not required to file initial reports of ownership and reports of changes in ownership with the SEC under Section 16(a) of the Exchange Act.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company’s Board of Directors does not have a separately designated audit committee or an “audit committee financial expert.” Audit committee functions are performed by our Board of Directors. None of our directors is deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

The Board of Directors does not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues.  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 11.  Executive Compensation

(a) Since Silverton Adventures, Inc.’s incorporation on May 31, 2006, we have not paid any compensation to any officer, director or employee. We do not have employment agreements.  Any future compensation to be paid will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed.  We do not currently have plans to pay any compensation until such time as it maintains a positive cash flow.

(b) There are no annuity, pension, or retirement benefits proposed to be paid to officers, directors, or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation.

Director Compensation

The Directors of the Company do not receive compensation at this time.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of June 30, 2009. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 11,250,000 total outstanding shares of our common stock as of July 7, 2010.

Amount and Nature of Beneficial Ownership as of March 31, 2010:

Name of Individual	# Shares Beneficially Owned	# of Class of Common Stock (1)

Sarit Mor President, Treasurer, and Director 5070 Arville Street, Suite 7 Las Vegas, Nevada 89118	10,000,000	88.89%

Mark S. Rosenberg Secretary 5070 Arville Street, Suite 7 Las Vegas, Nevada 89118	0	0.00%

All Officers and Directors as a Group (2 Persons)	10,000,000	88.89%

Item 13 – Certain Relationships and Related Transactions, Director Independence
Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. During the years ended June 30, 2008 and 2009 the Company borrowed $70,072 and $9,824 and repaid $54,736 and $4,796, respectively.  The related party payables total $20,364 and $5,028 as of June 30, 2009 and 2008, respectively. These notes bear no interest, are uncollateralized and due on demand.

Item 14 – Principal Accountant Fees and Services

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of interim financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2009:  $15,000

2008: $ 10,000

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2009:   $ 0

2008:   $ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2009:    $ 0

2008:    $ 0
All Other Fees:

2009:   $ 0

2008:   $ 0

 (5)   Our audit committee's pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15 – Exhibits, Financial Statement Schedules

The following exhibits are included with this filing:

Exhibit No.:	Description:

3.1(i)	Articles of Incorporation and amendments thereto (1) and (2)

3.1(ii)	Bylaws (1)

14	Code of Ethics (1)

31.1	Section 302 Certification by Principal Executive Officer and Principal Financial and Accounting Officer (1)

32.1	Section 906 Certification by Principal Executive Officer and Principal Financial and Accounting Officer (1)

(1)
Filed with the Securities and Exchange Commission on September 23, 2008 as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-153626 which exhibit is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 13, 2010

Silverton Adventures, Inc.

By:
/s/ Sarit Mor
Sarit Mor, President (Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

July 13, 2010
By:
/s/ Sarit Mor
Sarit Mor, President
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
Chairman of the Board of Directors