Form 10-Q
period 2009-09-30
Silverton Adventures, Inc.
filed 2010-07-22
CIK 1419122

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

(702) 876-1539
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
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

CERTIFICATIONS
Exhibit 31.1 Certification of Principal Executive and Finance Officers
Exhibit 32.1 Certification of Principal Executive and Finance Officers

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Silverton Adventures, Inc.
Balance Sheets

ASSETS
	September 30,	June 30,
	2009	2009
	(Unaudited)
CURRENT ASSETS
Cash	$455	$1,452
Restricted cash	6,650	6,100
Accounts receivable, net	1,516	168

Total Current Assets	8,621	7,720

PROPERTY AND EQUIPMENT, net	5,164	5,542

TOTAL ASSETS	$13,785	$13,262

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$28,668	$34,409
Related party payables	38,638	20,364

Total Current Liabilities	67,306	54,773

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 5,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 70,000,000 shares authorized at par
value of $0.001; 11,066,500 and 11,061,000 shares
issued and outstanding, respectively	11,067	11,061
Additional paid-in capital	6,583	6,039
Accumulated deficit	(71,171)	(58,611)

Total Stockholders' Equity (Deficit)	(53,521)	(41,511)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$13,785	$13,262

The accompanying notes are an integral part of these financial statements.

Silverton Adventures, Inc.
Statements of Operations

	For the Three Months Ended
	September 30,
	2009	2008

REVENUES	$15,746	$9,295
COST OF SALES	1,899	1,115
GROSS MARGIN	13,847	8,180

OPERATING EXPENSES

Depreciation expense	377	377
General and administrative	6,853	6,252
Professional fees	19,177	7,328

Total Operating Expenses	26,407	13,957

LOSS FROM OPERATIONS	(12,560)	(5,777)

Income taxes	-	-

NET LOSS	$(12,560)	$(5,777)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	11,062,478	11,000,000

The accompanying notes are an integral part of these financial statements.

Silverton Adventures, Inc.
Statements of Cash Flows

	For the Three Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,560)	$(5,777)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	378	377
Changes to operating assets and liabilities:
Changes in accounts receivable	(1,348)	(750)
Changes in customer deposits	-	(125)
Changes in accounts payable	(5,741)	6,487
Net Cash (Used in ) Provided by Operating Activities	(19,271)	212

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock sold for cash	550	-
Proceeds from related party payables	26,337	23,530
Repayments to related party payables	(8,063)	(23,742)
Net Cash Provided by (Used in) Financing Activities	18,824	(212)

NET INCREASE (DECREASE) IN CASH	(447)	-
CASH AT BEGINNING OF PERIOD	7,552	-
CASH AT END OF PERIOD	$7,105	$-

SUPPLEMENTAL DISCLOSURES OF

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.
Notes to Financial Statements
September 30, 2009 and June 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements.  The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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
September 30, 2009 and June 30, 2009

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

NOTE 4- COMMON STOCK

During the three month period ended September 30, 2009, the Company issued 5,500 shares of its par value $0.001 common stock for $550 cash.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and there are no other material subsequent events to report.

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

During the three months ended September 30, 2009, the Company generated revenues of $15,746 while incurring $1,899 in cost of sales resulting in a gross margin of $13,847. After deducting $26,407 for total operating expenses resulted in loss from operations of $12,560. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

During the three months ended September 30, 2008, the Company revenues of $9,295 while incurring $1,115 in cost of sales resulting in a gross margin of $8,810. After deducting $13,957 for total operating expenses resulted in loss from operations of $5,777. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

Liquidity and Capital Resources

As of September 30, 2009, the Company had negative working capital of $58,685, which is current assets minus current liabilities.  This negative working capital is attributable to monies owed to officers for accrued payments by related parties and the accounts payable. The Company’s current assets as of September 30, 2009 consisted of $455 in cash, $6,650 in restricted cash, and $1,516 in accounts receivable.

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
B.           Plan of Operation The Company’s principal business objective of providing printing and mailing services to companies nationwide. The Company plans on completing the printing and mailing from its corporate offices depending on the size of the job. In other cases, the Company has developed accounts with wholesale printers who are more equipped to handle large print and mailing orders. Our mission is to provide the highest quality print and mail services to our clients.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2009, the Company issued 5,500 shares of its par value $0.001 common stock for $550 cash.

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

 (b) Reports on Form 8-K

During the period ended September 30, 2009, SILVERTON ADVENTURES, INC. filed the following Current Reports on Form 8-K:
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