Form 10-Q
period 2009-12-31
Silverton Adventures, Inc.
filed 2010-07-22
CIK 1419122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Silverton Adventures, Inc.
Balance Sheets

ASSETS
	December 31,	June 30,
	2009	2009
	(Unaudited)
CURRENT ASSETS
Cash	$2,528	$1,452
Restricted cash	-	6,100
Accounts receivable, net	1,588	168

Total Current Assets	4,116	7,720

PROPERTY AND EQUIPMENT, net	4,787	5,542

TOTAL ASSETS	$8,903	$13,262

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$43,441	$34,409
Related party payables	23,186	20,364
Total Current Liabilities	66,627	54,773

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 5,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 70,000,000 shares authorized at par
value of $0.001; 11,250,000 and 11,061,000 shares
issued and outstanding, respectively	11,250	11,061
Additional paid-in capital	24,750	6,039
Accumulated deficit	(93,724)	(58,611)
Total Stockholders' Equity (Deficit)	(57,724)	(41,511)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,903	$13,262

The accompanying notes are an integral part of these financial statements.

Silverton Adventures, Inc.
Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

REVENUES	$13,750	$6,229	$29,496	$15,524
COST OF SALES	2,110	935	4,008	1,115
GROSS MARGIN	11,640	5,294	25,488	14,409

OPERATING EXPENSES

Depreciation expense	377	377	754	754
General and administrative	27,117	9,037	33,971	16,214
Professional fees	6,699	2,843	25,876	10,181

Total Operating Expenses	34,193	12,257	60,601	27,149

LOSS FROM OPERATIONS	(22,553)	(6,963)	(35,113)	(12,740)

Income taxes	-	-	-	-

NET LOSS	$(22,553)	$(6,963)	$(35,113)	$(12,740)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	11,146,136	11,061,000	11,104,307	11,061,000

The accompanying notes are an integral part of these financial statements.

Silverton Adventures, Inc.
Statements of Cash Flows

	For the Six Months Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,113)	$(12,740)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	755	755
Common stock issued for services
Changes to operating assets and liabilities:
Changes in accounts receivable	(1,420)	(583)
Changes in customer deposits	-	(125)
Changes in accounts payable	9,032	11,604
Net Cash Provided by (Used in) Operating Activities	(26,746)	(1,089)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash	18,900	-
Proceeds from related party payables	34,842	35,412
Repayments to related party payables	(32,020)	(33,166)
Repayments of bank overdraft	-	(920)
Net Cash Provided by (Used in) Financing Activities	21,722	1,326

NET INCREASE (DECREASE) IN CASH	(5,024)	237

CASH AT BEGINNING OF PERIOD	7,552	-
CASH AT END OF PERIOD	$2,528	$237

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.
Notes to Financial Statements
December 31, 2009 and June 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements.  The results of operations for the periods ended December 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 4- COMMON STOCK

During the six month period ended December 31, 2009, the Company issued 189,000 shares of its par value $0.001 common stock for $18,900 cash.

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

During the six months ended December 31, 2009, the Company generated revenues of $29,496 while incurring $4,008 in cost of sales resulting in a gross margin of $25,488. After deducting $60,601 for total operating expenses resulted in loss from operations of $35,113. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

During the six months ended December 31, 2008, the Company generated revenues of $15,524 while incurring $1,115 in cost of sales resulting in a gross margin of $14,409. After deducting $27,149 for total operating expenses resulted in loss from operations of $12,740. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

During the three months ended December 31, 2009, the Company generated revenues of $13,750 while incurring $2,110 in cost of sales resulting in a gross margin of $11,640. After deducting $34,193 for total operating expenses resulted in loss from operations of $22,553. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

During the three months ended December 31, 2008, the Company generated revenues of $6,229 while incurring $935 in cost of sales resulting in a gross margin of $5,294. After deducting $12,257 for total operating expenses resulted in loss from operations of $6,963. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

Liquidity and Capital Resources

As of December 31, 2009, the Company had negative working capital of $57,724, which is current assets minus current liabilities.  This negative working capital is attributable to monies owed to officers for accrued payments by related parties and the accounts payable. The Company’s current assets as of December 31, 2009 consisted of $2,528 in cash and $1,588 in accounts receivable.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six month period ended December 31, 2009, the Company issued 189,000 shares of its par value $0.001 common stock for $18,900 cash.

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit No.:	Description:
3.1(i)	Articles of Incorporation and amendments thereto (1) and (2)
3.1(ii)	Bylaws (1)
14	Code of Ethics (1)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002

(1)
Filed with the Securities and Exchange Commission on September 23, 2008 as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-153626 which exhibit is incorporated herein by reference.

 (b) Reports on Form 8-K

September 2, 2009	October 16, 2009	CPA Revocation by SEC
October 22, 2009	October 22, 2009	New CPA Firm Engaged
March 16, 2009	December 31, 2009	New Officer Named

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