Form 10-Q
period 2010-03-31
Silverton Adventures, Inc.
filed 2010-07-22
CIK 1419122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

CERTIFICATIONS
Exhibit 31.1 Certification of Principal Executive and Financial Officers
Exhibit 32.2 Certification of Principal Executive and Financial Officers

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Silverton Adventures, Inc.
Balance Sheets

ASSETS
	March 31,	June 30,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash	$2,114	$1,452
Restricted cash	-	6,100
Accounts receivable, net	1,078	168
Total Current Assets	3,192	7,720

PROPERTY AND EQUIPMENT, net	4,410	5,542
TOTAL ASSETS	$7,602	$13,262

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$51,093	$34,409
Related party payables	21,373	20,364
Total Current Liabilities	72,466	54,773

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 5,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 70,000,000 shares authorized at par
value of $0.001; 11,250,000 and 11,061,000 shares
issued and outstanding, respectively	11,250	11,061
Additional paid-in capital	24,750	6,039
Accumulated deficit	(100,864)	(58,611)
Total Stockholders' Equity (Deficit)	(64,864)	(41,511)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$7,602	$13,262

The accompanying notes are an integral part of these financial statements.

Silverton Adventures, Inc.
Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

REVENUES	$19,196	$15,772	$48,692	$31,296
COST OF SALES	4,168	7,503	8,176	8,619
GROSS MARGIN	15,028	8,269	40,516	22,677

OPERATING EXPENSES

Depreciation expense	377	377	1,131	1,131
General and administrative	11,535	13,920	45,514	30,130
Professional fees	10,248	5,754	36,124	15,935

Total Operating Expenses	22,160	20,051	82,769	47,196

LOSS FROM OPERATIONS	(7,132)	(11,782)	(42,253)	(24,519)

Income taxes	-	-	-	-

NET LOSS	$(7,132)	$(11,782)	$(42,253)	$(24,519)

BASIC AND DILUTED LOSS PER SHARE	$11,250,000	$11,008,889	$11,152,162	$11,002,920

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

Silverton Adventures, Inc.
Statements of Cash Flows

	For the Nine Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(42,253)	$(24,519)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	1,132	1,132
Common stock issued for services
Changes to operating assets and liabilities:
Changes in accounts receivable	(910)	(269)
Changes in customer deposits	-	(125)
Changes in accounts payable	16,684	17,572

Net Cash Provided by Operating Activities	(25,347)	(6,209)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock sold for cash	18,900	3,000
Proceeds from related party payables	40,381	54,267
Repayments to related party payables	(39,372)	(47,397)
Repayments of bank overdraft	-	(661)

Net Cash Provided by (Used by) Financing Activities	19,909	9,209

NET INCREASE (DECREASE) IN CASH	(5,438)	3,000
CASH AT BEGINNING OF YEAR	7,552	-
CASH AT END OF PERIOD	$2,114	$3,000

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.
Notes to Financial Statements
March 31, 2010 and June 30, 2009

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2009 audited financial statements.  The results of operations for the periods ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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
March 31, 2010 and June 30, 2009

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

NOTE 4- COMMON STOCK

During the nine month period ended March 31, 2010, the Company issued 189,000 shares of its par value $0.001 common stock for $18,900 cash.

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

During the nine months ended March 31, 2010, the Company generated revenues of $48,692 while incurring $8,176 in cost of sales resulting in a gross margin of $40,516. After deducting $82,769 for total operating expenses resulted in loss from operations of $42,253. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

During the nine months ended March 31, 2009, the Company generated revenues or $31,296 while incurring $8,619 in cost of sales resulting in a gross margin of $22,677. After deducting $47,196 for total operating expenses resulted in loss from operations of 25,519. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

During the three months ended March 31, 2010, the Company generated revenues of $19,196 while incurring $4,168 in cost of sales resulting in a gross margin of $15,028. After deducting $22,160 for total operating expenses resulted in loss from operations of $7,132. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

During the three months ended March 31, 2009, Company generated revenues of $15,772 while incurring $7,503 in cost of sales resulting in a gross margin of $8,269. After deducting $20,051 for total operating expenses resulted in loss from operations of $11,782. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

Liquidity and Capital Resources

As of March 31, 2010, the Company had negative working capital of $69,274, which is current assets minus current liabilities.  This negative working capital is attributable to monies owed to officers for accrued payments by related parties and the accounts payable. The Company’s current assets as of March 31, 2010 consisted of $2,114 in restricted cash, and $1,078 in accounts receivable.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January, 2010, a lawsuit was filed in the Superior Court in and or King County under the title Ed Harman vs. Silverton Adventures, Inc. with regards to unsolicited fax transmissions.  This case has been settled for a payment of $2,500 USD. The Company expects for this settlement to be paid on before July 31, 2010 at which time the legal case will be vacated.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended March 31, 2010, the Company issued 189,000 shares of its par value $0.001 common stock for $18,900 in cash.

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

 (b) Reports on Form 8-K

During the period ended March 31, 2010, SILVERTON ADVENTURES, INC. filed the following Current Reports on Form 8-K:
Date of Report	Date Filed	Items Reported
May 21, 2010	June 11, 2010	New CPA Firm Engaged

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