Form 10-K
period 2010-06-30
Silverton Adventures, Inc.
filed 2010-10-13
CIK 1419122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-153626

SILVERTON ADVENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada 80-5072317
(State or jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

5070 Arville Street, Suite 7
Las Vegas, Nevada 89118
(Address of principal executive offices)

(702) 876-1539
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock, Par Value $0.001

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of October 11, 2010 (last trade date) was approximately $1,075,000.00 based upon the $0.10 price per share in the Company’s Form S-1 Registration Statement which was declared effective on January 30, 2009.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the last practicable date:

•	11,061,000	June 30, 2009
•	11,066,500	September 30, 2009
•	11,250,000	December 31, 2009
•	11,250,000	March 31, 2010
•	11,250,000	June 30, 2010
•	10,750,000	October 12, 2010

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

TABLE OF CONTENTS

PART I

Item 1                             Business                                                                                                                                     5

Item 1A                            Risk Factors                                                                                                                                   6

Item 1B                                    Unresolved Staff Comments                                                                                                                                      6

Item 2                             Properties                                                                                                                                     6

Item 3                             Legal Proceedings                                                                                                                                 6

Item 4                             Submission of Matters to a Vote of Security Holders                                                                                                                                6

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and	6
       Issuer Purchases of Equity Securities

Item 6                             Selected Financial Data                                                                                                                                         8

Item 7                             Management’s Discussion and Analysis of Financial Condition and                                                                                                               9
       Results of Operations

Item 8                             Financial Statements and Supplementary Data                                                                                                                               11

Item 9	Changes in and Disagreements with Accountants and Accounting and	24
       Financial Disclosure

Item 9A(T)	Controls and Procedures	24

Item 9B	Other Information	24

PART III

Item 10	Directors, Executive Officers and Corporate Governance	25

Item 11	Executive Compensation	26

Item 12	Security Ownership of Certain Beneficial Owners and Management	26
       and Related Stockholder Matters

Item 13	Certain Relationships and Related Transactions and Director Independence	27

Item 14	Principal Accounting Fees and Service	27

PART IV

Item 15	Exhibits, Financial Statement Schedules	28

SIGNATURES                                                                                                                                                                29

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

There are no unresolved staff comments.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2010.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 24, 2010, our common stock was approved for listing on the OTCBB® under the ticker symbol SVAD.  As of the date of this filing, there have been not trades of our common. Additionally, the Company does not anticipate that any significant trading will occur until our common stock has been approved by the Depository Trust Company (“DTC”) for clearing of transactions electronically. We do not know when such approval by DTC will occur. Additionally, once trading begins, the Company does not guarantee that a meaningful trading market will develop.  Silverton Adventures, Inc. and its management make no representation about the present or future value of our common stock. We have not registered our class of common stock for resale under the blue sky laws of any state and current management does not anticipate doing so. The holders of shares of common stock, and persons who may desire to purchase shares of our common stock in any trading market that might develop in the future, should be aware that, in addition to transfer restrictions imposed by federal securities laws, significant state blue sky law restrictions may exist which could limit the ability of stockholders to sell their shares and limit potential purchasers from acquiring our common stock.

We are not obligated by contract or otherwise to issue any securities and there are not outstanding any securities that are convertible into or exchangeable for shares of our common stock.

Holders

As of June 30, 2010, we had 11,250,000 shares of common stock, par value $0.001, issued and outstanding held by approximately 22 shareholders of record. The stock transfer agent for our securities is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, AZ 85251-6015 - Telephone: (480) 481-3940 and Facsimile: (480) 481-3941.

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

Recent Sales of Unregistered Securities

The Company has authorized 75,000,000 shares of common stock with a par value of $.001, and no preferred stock.  Since inception, the Company has issued the following 10,500,000 shares of common stock that is restricted. The Company has not issued any restricted common stock since the filing of its last annual statement for fiscal year ended June 30, 2009.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

The following table includes select data extracted from, and should be examined in conjunction with, the audited financial statements and footnotes for the year ended June 30, 2009 and 2008 found under Item 8 of this annual report.

	Year Ended	Year Ended
	June 30, 2010	June 30, 2009

Revenues	$ 61,883	$ 47,674

Cost of Sales	11,253	14,034

Gross Margin	50,630	33.640

Total Operating Expenses	107,000	71,444

Net Loss	(56,370)	(37,804)

Net Cash Provided by Operating Activities	(32,057)	(12,964)

Net Cash Used by Operating Activities	(1,846)	-

Net Cash Provided by (Used by) Financing Activities	27,126	20,516

Cash on hand	775	7,552

Net loss per basic and diluted shares	0.01	0.00

Weighted average number of common shares outstanding:	11,176,555	11,011,690

Cash dividends declared per common share	-	-

Property and equipment, net	5,879	5,542

Stockholders’ deficit	(78,981)	(41,511)

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

Results of Operations

The following table provides selected financial data about our company for the year ended June 30, 2010 and 2009, respectively.

Balance Sheet Data	June 30, 2010	June 30, 2009

Cash	$775	$7,552

Total Current Assets	$775	$7,720

Total Assets	$6,654	$13,262

Total Liabilities	$85,635	$54,773

Stockholders' Deficit	$(78,981)	$(41,511)

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

Revenues

The Company has recorded $61,883 and $47,674 in revenues from operations as of June 30, 2010 and 2009, respectively, which was generated from client printing, mailing, and related services. These revenues have come mainly from color printing and mailing for clients on a bulk basis. Cost of sales for June 20, 2010 and 2009 respectively are $11,253 and $14,034, resulting in a gross margin of $50,630 and $33,640, respectively for such same time periods.

Operating and General & Administrative Expenses

The Company’s operating expenses consisting of depreciation expense, general and administrative, and professional fees totaling $107,000 and 71,444, respectively, for June 30, 2009 and 2008 resulting in a net loss from operations of $56,370 and $37,804 for such same time periods.

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

Capital and Liquidity

As of June 30, 2010 and 2009, we had total current assets of $775and $7,720 respectively, and total current liabilities of $85,635 and $54,773, respectively.

We had cash on hand of $775and $7,552 as of June 30, 2010 and 2009, respectively. We do not have sufficient cash to meet our short-term expansion needs over the next 12 months, which are to sell our printing and mailing services on a more regional basis. We are currently upgrading our ecommerce web site at www.silvertoninc.com in order to increase our revenues. We intend to bring in new client through Internet and more traditional advertising means and attract customers by lowering our margins in hopes of increasing our capacity.

[Balance of Page Intentionally Left Blank]

ITEM 8 Financial Statements and Supplementary Data

SILVERTON ADVENTURES, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS
AND
FINANCIAL STATEMENTS

June 30, 2010 and 2009

SILVERTON ADVENTURES, INC.

TABLE OF CONTENTS

Page

Audit Report of Independent Accountants                                                                                                                           F-1

Balance Sheets as of June 30, 2010 and 2009                                                                                                                         F-2

Statements of Operations for the years ended June 30, 2010 and 2009                                                                              F-3

Statements of Stockholder’s Equity for the years ended June 30, 2010 and 2009                                                            F-4

Statements of Cash Flows for the years ended June 30, 2010 and 2009                                                                             F-5

        Notes to Financial Statements                                                                                                                                    F-6-F-11

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Silverton Adventures, Inc.

We have audited the accompanying balance sheets of Silverton Adventures, Inc. as of June 30, 2010 and 2009 and the related statements of income, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Silverton Adventures, Inc. as of June 30, 2010 and 2009 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had losses from operations of $56,370, an accumulated deficit of $114,981, and working capital deficit of $84,860, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SADLER, GIBB AND ASSOCIATES, LLC

Salt Lake City, UT
October 12, 2010

SILVERTON ADVENTURES, INC.
Balance Sheets

ASSETS

	June 30,	June 30,
	2010	2009

CURRENT ASSETS
Cash	$775	$1,452
Restricted cash	-	6,100
Accounts receivable, net	-	168

Total Current Assets	775	7,720

PROPERTY AND EQUIPMENT, net	5,879	5,542

TOTAL ASSETS	$6,654	$13,262

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$57,045	$34,409
Related party payables	28,590	20,364

Total Current Liabilities	85,635	54,773

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 75,000,000 shares authorized at par
value of $0.001; 11,250,000 and 11,061,000 shares
issued and outstanding, respectively	11,250	11,061
Additional paid-in capital	24,750	6,039
Accumulated deficit	(114,981)	(58,611)

Total Stockholders' Equity (Deficit)	(78,981)	(41,511)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$6,654	$13,262

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.
Statements of Operations

	For the Years Ended
	June 30,
	2010	2009

REVENUES	$61,883	$47,674
COST OF SALES	11,253	14,034

GROSS MARGIN	50,630	33,640

OPERATING EXPENSES

Depreciation expense	1,509	1,509
General and administrative	49,906	39,318
Payroll expense	13,907	-
Professional fees	41,678	30,617

Total Operating Expenses	107,000	71,444

LOSS FROM OPERATIONS	(56,370)	(37,804)

Income taxes	-	-

NET LOSS	$(56,370)	$(37,804)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	11,176,555	11,011,690

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC
Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2008	11,000,000	$11,000	$-	$(20,807)	$(9,807)

Common stock issued for cash
at $0.10 per share	61,000	61	6,039	-	6,100

Net loss for the year ended
June 30, 2009	-	-	-	(37,804)	(37,804)

Balance, June 30, 2009	11,061,000	11,061	6,039	(58,611)	(41,511)

Common stock issued for cash
at $0.10 per share	189,000	189	18,711	-	18,900

Net loss for the year ended
June 30, 2010	-	-	-	(56,370)	(56,370)

Balance, June 30, 2010	11,250,000	$11,250	$24,750	$(114,981)	$(78,981)

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.
Statements of Cash Flows

	For the Years Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(56,370)	$(37,804)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	1,509	1,508
Changes to operating assets and liabilities:
Changes in accounts receivable	168	(168)
Changes in customer deposits	-	(125)
Changes in accounts payable	22,636	23,625

Net Cash Used in Operating Activities	(32,057)	(12,964)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(1,846)	-

Net Cash Used in Investing Activities	(1,846)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock sold for cash	18,900	6,100
Proceeds from related party payables	58,810	70,072
Repayments to related party payables	(50,584)	(54,736)
Repayments of bank overdraft	-	(920)

Net Cash Provided by Financing Activities	27,126	20,516

NET INCREASE (DECREASE) IN CASH	(6,777)	7,552
CASH AT BEGINNING OF YEAR	7,552	-

CASH AT END OF YEAR	$775	$7,552

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.
Notes to the Financial Statements
June 30, 2010 and 2009

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

Concentrations of Risk
For the years ended June 30, 2010 and 2009, one customer in each year represented more than 10% of the Company’s sales. This translates to approximately 19% and 18%, respectively, of the Company's annual sales.

Cash and Cash Equivalents
The company considers all highly liquid investments with original maturities of three months or less to be cash or cash equivalents.

Accounts Receivable
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company’s accounts receivable, net of the allowance for doubtful accounts, were $-0- and $168 as of June 30, 2010 and 2009, respectively.

Fair Value of Financial Instruments
The Company’s financial instruments as defined by ASC 820, “disclosures about Fair Value of Financial Instruments,” include cash, advances to affiliates, trade accounts receivable, investment in securities available-for-sale, restricted cash, accounts payable and accrued expenses and short-term borrowing.  All instruments other than investment in securities available-for-sale are accounted for on a historical cost basis, which due to the short maturity of these financial instruments approximates fair value at June 30, 2010.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impaired Asset Policy
The Company has adopted ASC 360, “Accounting for Impairment or Disposal of Long-Lived Assets.”   In complying with these standards, the company reviews its long-lived assets to determine if any events or changes in circumstances have transpired which indicate that the carrying value of its assets may not be recoverable.  The company determines impairment by comparing the undiscounted future value cash flows estimated to be generated by its assets to their respective carrying amounts whenever events or changes in circumstances indicate that an asset may not be recoverable.

Dividend Policy
The Company has not adopted a policy regarding payment of dividends.  No dividends have been paid during any of the periods shown.

Basic Loss per Share
The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.
	For the Years Ended
	June 30,
	2010	2009
Loss (numerator)	$(56,370)	$(37,804)
Shares (denominator)	11,176,555	11,011,690
Per share amount	$(0.01)	$(0.00)

Revenue Recognition
The Company recognizes revenue when goods or services are accepted and delivered and collection is reasonably assured.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $4,782 and $4,903 in advertising expense for the years ended June 30, 2010 and 2009.

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

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Provision for Taxes (Continued)
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

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. This update changed the accounting model for revenue arrangements that include both tangible products and software elements. Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	2010	2009
Office Equipment	$9,389	$7,453
Less: Accumulated Depreciation	(3,510)	(2001)
Net Property and Equipment	$5,879	$5,542

On June 30, 2010, the Company purchased computer equipment valued at $1,846.

NOTE 4 - RELATED PARTY PAYABLE

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. The related party payables total $28,590 and $20,364 as of June 30, 2010 and 2009, respectively. These notes bear no interest, are uncollateralized and due on demand.

NOTE 6 - CAPITAL STOCK

The Company is authorized 10 million shares of preferred stock.  At June 30, 2010, the Company had no preferred stock issued and outstanding.   The Company is authorized to issue 75,000,000 shares of common stock and had 11,250,000 common shares issued and outstanding as of June 30, 2010.

NOTE 6 - CAPITAL STOCK (CONTINUED)

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

	June 30, 2010	June 30, 2009
Income tax expense at statutory rate	$ (21,984)	$ (14,744)
Valuation allowance	21,984	14,744
Income tax expense per books	$ -0-	$ -0-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended June 30, 2010 and 2009 due to the following:

	June 30, 2010	June 30, 2010
NOL carryover	$ (44,843)	$ (22,858)
Stock issued for services	3,471	3,471
Valuation allowance	41,372	(19,387)
Net deferred tax asset	$ -0-	$ -0-

At June 30, 2010, the Company had net operating loss carry forwards of approximately $106,081 that may be offset against future taxable income through 2030.  The Company adopted the provisions of ASC 740 at the beginning of fiscal year 2008. As a result of this adoption, the Company has not made any adjustments to deferred tax assets or liabilities. The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed. The Company has not had operations resulting in net income and is carrying a large Net Operating Loss as disclosed above.  Since it is not thought that this Net Operating Loss will ever produce a tax benefit, even if examined by taxing authorities and disallowed entirely, there would be no effect on the financial statements.

NOTE 8 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this filing, and there are no material subsequent events to report other than those reported.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in  Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As of June 30, 2010, management has determined that the Company’s internal control over financial reporting as of June 30, 2010 was not effective.  We are in the process of developing new policies and procedures with regards to internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below is the name and age of each individual who was a director or executive officer of Silverton Adventures, Inc. as of June 30, 2010, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

NAME	AGE	POSITION (1)	DATES SERVED

Sarit Mor	49	President, Secretary, Treasurer, and Director	Inception to Present

Note (1) Mark S. Rosenberg, Secretary of the Company, died on October 7, 2010.  Sarit Mor has assumed those duties.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of June 30, 2010. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 10,750,000 total outstanding shares of our common stock as of October 11, 2010.

Amount and Nature of Beneficial Ownership as of March 31, 2010:

Name of Individual	# Shares Beneficially Owned	# of Class of Common Stock (1)

Sarit Mor President, Treasurer, and Director 5070 Arville Street, Suite 7 Las Vegas, Nevada 89118	10,000,000	93.02%

All Officers and Directors as a Group (2 Persons)	10,000,000	93.02%

Item 13 – Certain Relationships and Related Transactions, Director Independence

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. During the years ended June 30, 2010 and 2009 the Company borrowed $58,809 and $70,072 and repaid $50,584 and $54,736, respectively.  The related party payables total $28,589 and $20,634 as of June 30, 2010 and 2009, respectively. These notes bear no interest, are uncollateralized and due on demand.

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

2010:           $ 15,000

2009:           $ 15,000

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2010:            $ 0

2009:           $ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2010:      $ 0

2009:      $ 0

All Other Fees:

2009:           $ 0

2008:          $ 0

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

October 12, 2010

Silverton Adventures, Inc.

By:
/s/ Sarit Mor
Sarit Mor, President (Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

October 12, 2010
By:
/s/ Sarit Mor
Sarit Mor, President
Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer
Chairman of the Board of Directors