Form 10-Q
period 2010-09-30
Silverton Adventures, Inc.
filed 2010-11-15
CIK 1419122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-153626

Silverton Adventures, Inc.
(Exact name of small business issuer as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes [X] No

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION                                 3

ITEM 1. FINANCIAL STATEMENTS                                 3

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND
RESULTS OF OPERATIONS                                    8

PART II — OTHER  INFORMATION                                    13

ITEM 1. LEGAL PROCEEDINGS                                   13

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                13

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES                             13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    13

ITEM 5. OTHER INFORMATION                                                                      13

None                                             13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                            13

SIGNATURES                                            14

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Silverton Adventures, Inc.
Balance Sheets

ASSETS
	September 30,	June 30,
	2010	2010
	(Unaudited)
CURRENT ASSETS
Cash	$2,737	$775
Accounts receivable, net	103	-
Accounts receivable, related party	942	-

Total Current Assets	3,782	775

PROPERTY AND EQUIPMENT, net	5,348	5,879

TOTAL ASSETS	$9,130	$6,654

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$52,211	$57,045
Related party payables	37,642	28,590

Total Current Liabilities	89,853	85,635

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 75,000,000 shares authorized at par
value of $0.001; 10,750,000 and 11,250,000 shares
issued and outstanding, respectively	10,750	11,250
Additional paid-in capital	25,250	24,750
Accumulated deficit	(116,723)	(114,981)

Total Stockholders' Equity (Deficit)	(80,723)	(78,981)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$9,130	$6,654

The accompanying notes are an integral part of these financial statements.

Silverton Adventures, Inc.
Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2010	2009

REVENUES	$23,778	$15,746
COST OF SALES	5,980	1,889
GROSS MARGIN	17,798	13,847

OPERATING EXPENSES

Depreciation expense	531	378
General and administrative	1,785	6,853
Payroll Expense	5,854	18,436
Professional fees	11, 370	740

Total Operating Expenses	19,540	26,405

LOSS FROM OPERATIONS	(1,742)	(12,560)

Income taxes	-	-

NET LOSS	$(1,742)	$(12,560)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	10,847,826	11,062,478

The accompanying notes are an integral part of these financial statements.

Silverton Adventures, Inc.
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,742)	$(12,560)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	531	378
Changes to operating assets and liabilities:
Changes in accounts receivable	(1,045)	-
Changes in customer deposits	-	(1,348)
Changes in accounts payable	(4,834)	(5,741)
Net Cash (Used in ) Provided by Operating Activities	(7,090)	(19,271)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	-
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock sold for cash	-	550
Proceeds from related party payables	18,652	26,337
Repayments to related party payables	(9,600)	(8,063)
Net Cash Provided by (Used in) Financing Activities	9,052	18,824

NET INCREASE (DECREASE) IN CASH	1,962	(447)
CASH AT BEGINNING OF PERIOD	775	7,552
CASH AT END OF PERIOD	$2,737	$7,105

SUPPLEMENTAL DISCLOSURES OF

CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.
Notes to Financial Statements
September 30, 2010 and June 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements.  The results of operations for the periods ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

SILVERTON ADVENTURES, INC.
Notes to Financial Statements
September 30, 2010 and June 30, 2010

NOTE 4- RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2010, related parties advanced the Company $18,653 and the Company paid back $9,600 for a net of $9,053. These funds are used for the Company’s ongoing operations. At September 30, 2010, the balance due to related parties was $37,642. The amount is unsecured, non-interest bearing and due upon demand.

NOTE 5 – COMMON STOCK

On July 19, 2010 the Company cancelled 500,000 shares of common stock due to non-performance of service.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the filing or these financial statements and there are no material subsequent events to report.

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

During the three months ended September 30, 2010, the Company generated revenues of $23,778 while incurring $5,980 in cost of sales resulting in a gross margin of $17,798. After deducting $19,540 for total operating expenses resulted in loss from operations of $1,742. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

During the three months ended September 30, 2009, the Company had revenues of $15,746 while incurring $1,899 in cost of sales resulting in a gross margin of $13,847. After deducting $26,407 for total operating expenses resulted in loss from operations of $12,560. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

The Company has lowered its quarterly loss for first quarter, 2010 ended by $10,818 or 86%, as compared to the same quarter last fiscal year.  The Company anticipates generating a quarterly profit by the third quarter of fiscal year 2010-011.  These improved results, and anticipated profitability during the current fiscal year, is directly related to lowering payroll expense and becoming more efficient with regards to receiving and processing customer orders. This increased productivity is a result of an improved, on demand customer friendly web site whereby the orders are automated which results in better processing of customer orders upon receipt. We anticipate a significant increase in revenues due to the web site upgrade and order processing improvements, the initiation of a social marketing online campaign and a lower operating expense structure.

Additionally, the Company anticipates increased revenues as we become a publicly traded Company on the OTCBB® on September 24, 2010 which should provide us with better market awareness of our products and services (OTCBB: SVAD).

By becoming a publicly traded company, we have become aware of the need for printing and mailing services for other public companies and plan to provide this service in the very near future.  We wish to introduce a discount (online automated) printing and mailing service to public companies with regards delivery of proxy notices to shareholders, notice of annual meetings, and other required mailings as required of continuous reporting Issuers under the Securities Exchange Act of 1934, as amended. Additionally, the Company plans to eventually market directly to independent stock transfer agencies to provide a low cost, online service for the printing of stock certificate inventories for their clients on a as needed basis and demand basis.

Liquidity and Capital Resources

As of September 30, 2010, the Company had negative working capital of $86,071, which is current assets minus current liabilities.  This negative working capital is attributable to monies owed to officers for accrued payments by related parties and the accounts payable. The Company’s current assets as of September 30, 2010 consisted of $2,737 in cash and $1,045 in accounts receivable, consisting of $942 of accounts receivable from a related party and $103 in net accounts receivable.

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

B.      Plan of Operation

The Company’s principal business objective of providing low cost, online, on demand, printing and mailing services to companies nationwide. The Company plans on completing the printing and mailing from its corporate offices depending on the size of the job. In other cases, the Company has developed accounts with wholesale printers who are more equipped to handle large print and mailing orders. Our mission is to provide the highest quality print and mail services to our clients.

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

Proposed New Product and Services

By becoming a publicly traded company during the current quarter, we have become aware of the need for printing and mailing services for other public companies and plan to provide this service in the very near future.  We wish to introduce a discount, online printing and mailing service to public companies with regards delivery of proxy notices to shareholders, notice of annual meetings, and other required mailings as required of continuous reporting Issuers under the Securities Exchange Act of 1934, as amended. Additionally, the Company may start to market directly to independent stock transfer agencies to provide a low cost service, online service for the printing of stock certificate inventories for their clients on a as needed basis and demand basis.

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

None.

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-B

Exhibit No.:	Description:
3.1(i)	Articles of Incorporation and amendments thereto (1) and (2)
3.1(ii)	Bylaws (1)
14	Code of Ethics (1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Filed with the Securities and Exchange Commission on September 23, 2008 as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-153626 which exhibit is incorporated herein by reference.

 (b) Reports on Form 8-K

During the period ended September 30, 2010, SILVERTON ADVENTURES, INC. filed the following Current Reports on Form 8-K:
Date of Report	Date Filed	Items Reported
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silverton Adventures, Inc.
(Registrant)

Signature	Title	Date

/s/ Sarit Mor	President, CEO, Treasurer, and Director	November 15, 2010
Sarit Mor

/s/ Sarit Mor	Secretary	November 15, 2010
Sarit Mor

/s/ Sarit Mor	Principal Financial Officer	November 15, 2010
Sarit Mor

/s/ Sarit Mor	Principal Accounting Officer	November 15, 2010
Sarit Mor