Form 10-Q
period 2010-12-31
Silverton Adventures, Inc.
filed 2011-02-22
CIK 1419122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.           [  ] Yes [X] No

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION                                         3

ITEM 1. FINANCIAL STATEMENTS                                        3

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS

              CONDITION AND RESULTS OF OPERATIONS                                9

PART II — OTHER INFORMATION                                         15

ITEM 1. LEGAL PROCEEDINGS                                           15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                   15

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES                                  15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      15

ITEM 5. OTHER INFORMATION                                         15

None                                                       15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  15

SIGNATURES                                                    16

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERTON ADVENTURES, INC.
Consolidated Balance Sheets

ASSETS
	December 31,	June 30,
	2010	2010
	(Unaudited)
CURRENT ASSETS
Cash	$8,512	$775
Accounts Receivable, net	33,095	-
Accounts receivable, related party	3,192	-
Accounts receivable, net	3,880	-

Total Current Assets	48,679	775

PROPERTY AND EQUIPMENT, net	10,404	5,879

TOTAL ASSETS	$59,083	$6,654

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$70,113	$57,045
Related party payables	37,418	28,590

Total Current Liabilities	107,621	85,635

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 75,000,000 shares authorized at par
value of $0.001; 17,800,000 and 11,250,000 shares
issued and outstanding, respectively	17,800	11,250
Additional paid-in capital	65,639	24,750
Accumulated deficit	(131,617)	(114,981)
Total Stockholders' Equity (Deficit)	(48,178)	(78,981)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$59,083	$6,654

The accompanying notes are an integral part of these financial statements

SILVERTON ADVENTURES, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

REVENUES	$19,032	$13,750	$42,810	$29,496
COST OF SALES	7,191	2,110	13,171	4,008
GROSS MARGIN	11,841	11,640	29,639	25,488

OPERATING EXPENSES

Depreciation expense	4,620	24,758	6,936	31,989
Payroll expense	6,949	2,736	12,803	2,736
Professional fees	15,166	6,699	26,536	25,876

Total Operating Expenses	26,735	34,193	46,275	60,601

LOSS FROM OPERATIONS	(14,894)	(22,553)	(16,636)	(35,113)

Income taxes	-	-	-	-

NET LOSS	$(14,894)	$(22,553)	$(16,636)	$(35,113)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	10,943,478	11,146,136	10,837,228	11,104,307

The accompanying notes are an integral part of these consolidated financial statements.

SILVERTON ADVENTURES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,636)	$(35,113)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	1,062	755
Changes to operating assets and liabilities:
Accounts receivable	(1,119)	(1,420)
Inventory	(845)	-
Related-Party payables	8,003	2,822
Accounts payable and accrued liabilities	10,702	9,032
Net Cash Used in Operating Activities	1,167	(23,924)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash	-	18,900
Cash acquired in purchase of subsidiary	6,570	-
Net Cash Provided by Financing Activities	6,570	18,900

NET INCREASE (DECREASE) IN CASH	7,737	(5,024)

CASH AT BEGINNING OF PERIOD	775	7,552

CASH AT END OF PERIOD	$8,512	$2,528

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH FINANCING ACTIVITIES
Common stock issued in purchase of subsidiary	$47,439	$-

The Accompanying notes are an integral part of these financial statements

            SILVERTON ADVENTURES, INC.
Notes to Consolidated Financial Statements
December 31, 2010 and June 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements.  The results of operations for the periods ended December 31, 2010 and 2009 are not necessarily indicative of the operating results for the full years.

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

SILVERTON ADVENTURES, INC.
Notes to Consolidated Financial Statements
December 31, 2010 and June 30, 2010

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Inventory
Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of December 31, 2010 consists of media materials at a cost of $3,880. The Company does not have any work in progress.

NOTE 4- RELATED PARTY TRANSACTIONS

During the six-month period ended December 31, 2010, related parties advanced the Company $24,118 and the Company made payments on the advances in the amount of $16,115. These funds are used for the Company’s ongoing operations.  At December 31, 2010, the balance due to related parties was $37,148.  The advances are unsecured, non interest-bearing and due upon demand.

NOTE 5 – COMMON STOCK

On July 19, 2010 the Company cancelled 500,000 shares of common stock due to non-performance of service.

NOTE 6 – ACQUISITION OF SUBSIDIARY

On December 30, 2010 the Company acquired Worldwide Media Organization, Inc., a Nevada Corporation (“Worldwide”) pursuant to a share exchange agreement whereby the Company issued 7,050,000 shares of common stock in exchange for 100% of the issued and outstanding common stock of Worldwide.  At the close of the transaction, Worldwide became a wholly-owned subsidiary of the Company.  The acquisition was accounted for as a purchase.  The shares issued pursuant to the acquisition were valued at the estimated market value of the net assets acquired.  Worldwide was acquired from a related party, and no intangible assets were recorded in the transactions.

On December 31, 2010 the Company formed Silverton Printing, Inc., a Nevada corporation, as a wholly-owned subsidiary.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the filing or these financial statements and there are no material subsequent events to report.

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS

This section must be read in conjunction with the unaudited Financial Statements included in this report.

A.      Management’s Discussion

Silverton Adventures, Inc. ("SAI" or the "Company"), was originally incorporated in the State of Nevada on May 31, 2006 as Mor Travel, Inc. (“Mor”). On December 26, 2007, the Company changed its name to Silverton Adventures, Inc.

The Company recently formed a new wholly owned subsidiary named Silverton Printing, Inc. (“Silverton Printing”) whereby it operates its original printing and mailing services to companies nationwide. On December 30, 2010, the Company acquired 100% of the outstanding common stock of Worldwide Media Organization, Inc. making it a wholly owned subsidiary (“Worldwide Media”). Worldwide Media is a marketing, production and distribution company with its principal business objective being the production, acquisition (through exclusive licensing arrangements with independent producers worldwide), sale and distribution of special interest, family oriented, inspirational and children’s DVDs and programs. Video distribution is made by a non-theatrical home video retailer, catalog, mass-merchant and rack-jobber markets (including specialty markets such as gift and museum shops, premium and direct response markets). WMO also licenses to the television broadcast markets, as well as the educational, school and public library markets, both nationally and worldwide.  This distribution includes emerging venues such as digital downloads via Internet, video-on-demand (VOD) and download streaming on various platforms, among others.

Company Overview

The Company operates two wholly owned subsidiaries. Through Silverton Printing, the Company has a principal business objective of providing printing and mailing services to companies nationwide. Through Worldwide Media, the Company has a principal business objective of the production, acquisition (through exclusive licensing arrangements with independent producers worldwide), sale and distribution of special interest, family oriented, inspirational and children’s DVDs and programs.

During the six months ended December 31, 2010, the Company generated revenues of $42,810 while incurring $13,171 in cost of sales resulting in a gross margin of $29,639. After deducting $46,275 for total operating expenses resulted in loss from operations of $16,636. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses), payroll expense, and professional fees.

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

During the three months ended December 31, 2010, the Company generated revenues of $19,032 while incurring $7,191 in cost of sales resulting in a gross margin of $11,841. After deducting $26,735 for total operating expenses resulted in loss from operations of $14,894. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses), payroll expense, and professional fees.

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

Liquidity and Capital Resources

As of December 31, 2010, the Company had $(48,178) in working capital which is current assets minus current liabilities.  This negative working capital is attributable to monies owed for accounts payable, accrued liabilities, and related party payables. The Company’s current assets as of December 31, 2010 consisted of $8,512 in cash, $33,095 in accounts receivable, $3,192 in accounts receivable form a related party, and $3,880 in inventory.

SAI has limited capital resources from which to operate.  Without the realization of either significant cash flow from ongoing revenue or additional capital investment, the Company may not be able to continue without short-term loans from its current officer and director.  However, the Company’s independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

B.      Plan of Operation

The Company operates two wholly owned subsidiaries. Through Silverton Printing, the Company has a principal business objective of providing printing and mailing services to companies nationwide. Through Worldwide Media, the Company has a principal business objective of the production, acquisition (through exclusive licensing arrangements with independent producers worldwide), sale and distribution of special interest, family oriented, inspirational and children’s DVDs and programs.

SILVERTON PRINTING, INC.

Business Segment Summary

Silverton Printing has a principal business objective of providing printing and mailing services to companies nationwide. The Company plans on completing the printing and mailing from its corporate offices depending on the size of the job. In other cases, the Company has developed accounts with wholesale printers who are more equipped to handle large print and mailing orders. Our mission is to provide the highest quality print and mail services to our clients.

Since inception, we have generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. The Company has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

Product Development

Silverton Printing’s mission is to provide small and large businesses a printing and mailing services of a wide variety of products (See list below). Also, the Company will provide a mailing service which will include Automated Presort and Insert and Address. This service will be primarily for companies that want to save money on postage. Instead of paying $0.42 for a first class letter, Silverton will sort the mail pieces by zip codes saving the customer almost 50% in postage costs.

The following are print and mail services offered by the Company:

• Business Cards
• Carbonless Forms
• Catalogs/Booklets
• Flyers
• Posters
• Graphic Design
• Automated Presort
• Brochures
• Copying
• Envelopes
• Letterhead
• Postcards
• Presentation Folders
• Insert and Address

Marketing

Silverton Printing is gearing up to be a direct marketer of printing and mailing to businesses nationwide. The Company will be placing Yellow Page advertisements offering our services under the classification of printers and mailers in major cities throughout the United States. Even though the Company maintains its facility in Las Vegas, Nevada, the Company will ship all orders directly to the customer for a small shipping charge. Additionally, the Company plans to constantly mail postcards throughout the United States to new and upcoming businesses that have been recently approved for a business license.

Worldwide Media Organization, Inc.

Business Segment Summary

Worldwide Media is a marketing, production and distribution company with its principal business objective being the production, acquisition (through exclusive licensing arrangements with independent producers worldwide), sale and distribution of special interest, family oriented, inspirational and children’s DVDs and programs.  Distribution is made into the non-theatrical home video retailer, catalog, mass-merchant and rack-jobber markets (including specialty markets such as gift and museum shops, premium and direct response markets). Worldwide Media also licenses to the television broadcast markets, as well as the educational, school and public library markets, both nationally and worldwide.  This distribution includes emerging venues such as digital downloads via Internet, video-on-demand (VOD) and download streaming on various platforms, among others.

Product Development

There are two key product development strategies for general market sale and distribution that Worldwide Media is involved in; inexpensive, but high quality and high-perceived value productions and, strategic partnership exclusive acquisition of other quality programs from outside producers.

First, Worldwide Media has established relationships with talented, highly experienced producers, writers and editors that contract with Worldwide Media to produce low-cost but high quality productions that are suitable for sale into Worldwide Media’s market niches.  One strategy Worldwide Media has developed in this regard is what is called in the industry “theatrical drafting” wherein smaller independent producers under contract with Worldwide Media create low budget, ancillary and parallel programs that tie into subjects and/or events dealing with current major theatrical releases, thereby taking advantage of the consumer interest and “buzz” caused by the multi-million dollar budget advertising campaigns major studios spend to successfully market their big-budget films, by tapping into this interest without the enormous financial expenditures associated in creating this “Buzz”, hence “drafting” in the studios wake.  This was done with Worldwide Media’s production of The Extraordinary Life of Amelia Earhart (following the Hillary Swank biopic, “Amelia”), The Mystery of Sherlock Holmes (following the Robert Downey blockbuster “Sherlock Holmes”) and the upcoming The True Legend of Robin Hood (in anticipation of the big budget 3D release of Russell Crowe’s “Robin Hood” later this year).  Worldwide Media is continually researching the upcoming film release announcements to anticipate these various potential hits.  Along with this, Worldwide Media is continually producing timely biographies and documentaries that would have interest in both the general consumer market, as well as the educational markets, including recent productions dealing with Great Women Leaders In World History, The Life of Albert Einstein, Famous Explorers, Joan of Arc (upcoming), the Korean War (upcoming) and a documentary on the life of, and conquest of Everest by, Sir Edmund Hillary (in anticipation of an upcoming feature film starring Liam Neeson, about the mysterious death and controversy surrounding George Mallory, who supposedly summited Everest 30 years before Hillary’s attempt.).

Secondly, Worldwide Media is also strategically acquiring various films, programs and series that meet its market niches.  There is a vast source of quality programming produced by numerous independent producers worldwide, that simply do not have the resources, nor ability, to distribute their product and profitably into the market.  Worldwide Media negotiates distribution contracts with these producers for the distribution of their programs in niche markets, often with little or no advance monies paid upfront, providing instead the producers royalties on actual per unit sales.  This is a favorable situation for both Worldwide Media (in providing the marketplace with a steady stream of finished quality programs at virtually no upfront costs, other than package design, that are fresh and appealing to the markets that Worldwide Media services), and to the producer (in that, they now have an effective distribution partner, allowing them to continue producing quality programming, while realizing a steady stream of royalty revenue from their productions).  A good example of this is Worldwide Media’s recent acquisition of a series of entertaining inspirational feature films with a leading Christian producer, Eternal Pictures; and the imminent agreement with one of the industry’s leading independent family friendly production companies, Grizzly Adams Productions, Inc.  These are but two examples.  There are numerous others either consummated or in-negotiation.  To better effect this critical growth strategy, and in conjunction with e-mail and direct mail solicitations for programs, Worldwide Media also attends several key international film conventions throughout the year featuring independent producers, and is bringing unique, family friendly, inspirational and educational programs to the market from these sources.

Marketing and Industry Analysis

Market research and analysis reveals that the population is gradually becoming older, thereby more conservative, with the aging of the baby boom generation.  With the increase in recreational and discretionary time that this maturing generation will have, along with their greater flexible spending ability, all indications point to even greater desire by the consumer for more family-friendly and special quality programming that is inexpensive and can be enjoyed by a wide demographic in society.  History has shown time and time again that G/PG and family films consistently do well at the box office both in audience attendance and revenue.  Furthermore, this programming has excellent “shelf life” in that these are generally films people want to watch over and over again, thereby driving greater sales (versus rental) of these types of DVD’s for home DVD collections.  Children’s programming in general can do particularly well. Another area that can do well, is the special interest niche market, such as travel, history, military, art, biography, and of course, wildlife and nature programming….all genres that have unique and devoted viewers and collectors served by different catalogs, specialty stores, retail chains and internet sites.  Worldwide Media’s product mix, both through acquisition and production, is specifically targeted for these markets…in content, packaging and retail pricing.

Worldwide Media has also pursued the inspirational DVD market, which is a vastly underserved market.  Surveys consistently show that over 85% of the population defines itself as spiritual in some way.  The usual Hollywood market has simply not addressed that market; which is numerous and broad-based, best described as mid-America having traditional family values, and highly desirous of programming that reflects those values.  Reasons for this lack of product content through traditional DVD venues may reside in the industry’s lack of understanding, or perhaps dismissiveness in general, of the potential of the market.  Worldwide Media is positioned to serve that market with general quality light inspirational programming provided through the traditional home video distribution venues consumers generally frequent (such as home catalogs, retail stores and mass-merchants, warehouse chains), and feels that Worldwide Media can become a leading brand and label for that market.  Furthermore, current management has extensive experience in servicing that market niche through previous business affiliations, thereby further solidifying understanding the needs of that market and how best to serve it with proper content.

Worldwide Media management also has extensive experience in creating high-perceived value combo, specialty DVD packs for price conscious consumers, thereby serving the mass market, all the while maintain maximum gross and net profit margins.  These “collection sets” are very popular in the sell-thru, versus rent-thru, markets, which relates back directly to Worldwide Media’s business model.

Worldwide Media is becoming an established brand in the educational, public library and home-school markets.  The principles have over 25 years experience in servicing the needs of that particular market, with quality documentary, special interest and educational programs suited for the K-12 grade levels.  Education is a consistent priority in terms of funding and curriculum quality on the local, state and federal levels.  There is a constant need in the market for relevant and new programming to meet those requirements.  Worldwide Media is uniquely positioned in that regard, having relationships with hundreds of independent producers worldwide that have relevant quality content for the educational market, but lack the means to distribute it on a wide scale.  Worldwide Media has the distribution means in place either directly through direct solicitation or through strategic relationships with several of the top wholesalers and re-sellers into the educational/library markets.  Worldwide Media has also entered into strategic alliances with several companies in providing educational programming for on-line streaming and closed circuit broadcast into digital libraries serving schools and libraries throughout North America, a technology growing exponentially.

Growth Strategy of the Company

The home video/DVD/educational markets are broad, complex and fragmented into different distribution channels and niches: retail, mass merchants (box stores), catalog, internet, resellers that purchase from wholesalers and producers, specialty chains and stores (gift stores, museum shops, airport stores, etc.), and, of course, individual consumers served directly by web advertising, schools, libraries, and school districts, among others.  The time required establishing profitable relationships with these various venues and buyers directly can be both time consuming and capital intensive, in terms of direct face-to-face meetings, attending trade shows and constantly forwarding market material and press releases to generate interest in particular programs and films.  Worldwide Media’s management has made a strategic decision that, rather than expending the time, energy and resources in cultivating those markets, Worldwide Media’s business interests and growth strategies are better served by leveraging key relationships with a handful of well-established, well respected and aggressive sub-distributors, resellers and sub-licensors that have established, personal and solid vendor relationships and established SKU’s and vendor accounts with all of the key players and buyers in these various market niches and accounts.  By maintaining above average gross margins in the discount pricing provided to these resellers, Worldwide Media is able to penetrate the market more quickly, efficiently, cost effectively and deeply with its programs without the expenditures of time and resources noted above.  Examples of some of the key relationships are listed below:

Allegro Media Group - a direct premium independent distributor into the retail home video music CD’s, and digital content market with over 25 years in representing a handful of labels into the general retail market and over 400 direct vendor/buyer account relationships; including but not limited to, Walmart, Target, Sams Clubs, Anderson Merchandising, Costco, Amazon, Netflix, Barnes & Noble, Baker & Taylor, Ingram (serving over 5,000 individual stores), Best Buy, Critics Choice, Movies Unlimited, AAFES (Navy PX’s), Eurpac (military PX’s worldwide), Waxworks, Library Video, Midwest Tape, Blockbuster, Borders, VPD, etc. (complete account list available).

Total Content – a sub-licensor dealing with top catalogers with 20+ years experience; including, but not limited to:  Publishers Clearing House, Readers Digest, Avon, Carol Wright, Johnson Smith, Colombia House, Miles Kimball, Christian Book Distributors (serving over 25 million home schoolers), Discovery Catalog, Guideposts, Doubleday Direct, Harriet Carter, Wireless, Taylor Gifts, etc. (complete account list available).

Echo Bridge – sub licensor with proprietary displays and end caps in a large number of grocery, retail, drugstores chains, mass merchants, specializing in very high volume (“tonnage”) discount videos/DVD sales for the consumer mass market; including, but not limited to Walmart, Safeway, a number of Midwest grocery chains and hardware/drug store chains, specialty catalogs, etc.  Echo Bridge is very focused and selective in product acquisition; and, when distributing, can generally move in excess of several thousand units per title.  Echo Bridge has licensed six family films from Worldwide Media and is considering a number of others.

Cerebellum – market’s leading distributor for educational media with 15+ years experience serving all major distributors and resellers into the educational, K-12, university, and public library markets; including but not limited to, Follett, Library Video, Barnes Noble, Christian Book Distributors (educational division), Brodarts, Midwest Tapes,  Mackin Distributors, Quality Books, Scholastic Media, Discovery, AIM, Learn 360 (digital downstreaming into individual classrooms nationwide), etc. (complete account list available).

John McClean Media – major distributor and licensor into the international television and DVD markets, with over 20 years experience and relationships cultivated with all major players in all broadcast and media markets worldwide.  Worldwide Media has entered into an exclusive licensing arrangement to have JMM represent all current, and future, productions into this sizable and very lucrative market.  Our current mix includes five of Worldwide Media’s productions, with a commitment for acquiring licensing rights to an additional twelve to thirteen productions, along with future productions still in developmental phase.

In addition to the above relationships, Worldwide Media has signed distribution agreements with major players in specialty markets, including:

Starcrest Catalog – major specialty catalog with mailings to over 26 million homes 4 to 6 times a year.  This brand is popular with buyers of family/special interest programs.

5min Media – an innovative 5 year-old company in the business as internet content provider that has established contracts with all major search engines whereby millions of users are directed to informational and themed streaming videos, based on their queries on-line, and whereby Worldwide Media is then paid a royalty for each “hit” on line.  Additionally links on the site are provided to drive the user directly to Worldwide Media’s various websites, leading to further consumer direct sales.

To control outside costs with key vendors, Worldwide Media has entered into relationships with large, fully licensed and industry professional duplication/replication companies to manufacture, assemble, shrinkwrap and ship its DVD programs:  CDI Media in Salt Lake City, Utah and VEA Associates in Irvine, CA.  Worldwide Media has negotiated very favorable most-favored-nation pricing for its manufacturing and shipping needs.  Worldwide Media is negotiating with a third lab, RLX Media, in Coral Gables, FL. as well; in order to cover all US retail and catalog drop-ship locations in the most cost effective way possible.

Competitor Analysis

Direct competition for Worldwide Media is hard to pinpoint and fragmented.  Worldwide Media’s management feels it is in a superior position to effectively seize market share in its niche over and above its competitors, due to Worldwide Media’s unique business paradigm and diversification into a number of distribution venues, its ability to leverage relationships in a highly favorable and profitable way with both independent production companies and major distributors in the industry, its control of overhead by having key production and marketing support elements in-house, including the ability to produce and edit high quality programs for very low cost, and print and reconfigure all packaging and ancillary marketing material quickly, a warehouse and duplication capabilities in house to handle smaller incremental orders for product, and finally, perhaps most importantly, extensive experience in the industry on a senior management and sales basis.

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

Based on their most recent review, which was completed within ninety days of the filing of this report, SAI’s Officers have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by SAI in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to SAI’s management, including its Officers, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  There were no significant changes in SAI’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 19, 2010 the Company cancelled 500,000 shares of common stock due to non-performance of service.

On December 30, 2010 the Company acquired Worldwide Media Organization, Inc., a Nevada Corporation (“Worldwide”) pursuant to a share exchange agreement whereby the Company issued 7,050,000 shares of common stock in exchange for 100% of the issued and outstanding common stock of Worldwide.  At the close of the transaction, Worldwide became a wholly-owned subsidiary of the Company.  The acquisition was accounted for as a purchase.  The shares issued pursuant to the acquisition were valued at the estimated market value of the net assets acquired.

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
32.2                  Certification of Chief Fiscal Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)
Filed with the Securities and Exchange Commission on September 23, 2008 as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-153626 which exhibit is incorporated herein by reference.

 (b) Reports on Form 8-K

During the period ended December 31, 2010, SILVERTON ADVENTURES, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
October 10, 2010	October 7, 2010	Death of Officer and Director
December 30, 2010	January 11, 2011	Acquisition of Business (Subsidiary)
December 30, 2010	January 11, 2011	Formation of New Subsidiary

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silverton Adventures, Inc.
(Registrant)

Signature	Title	Date

/s/ Sarit Mor	President, CEO, Treasurer, and Director	February 21, 2011
Sarit Mor

/s/ Sarit Mor	Secretary	February 21, 2011
Sarit Mor

/s/ Sarit Mor	Principal Financial Officer	February 21, 2011
Sarit Mor

/s/ Sarit Mor	Principal Accounting Officer	February 21, 2011
Sarit Mor