Form 10-Q
period 2011-03-31
Silverton Adventures, Inc.
filed 2011-05-23
CIK 1419122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. [  ] Yes [X] No

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION                                                                          3

ITEM 1. FINANCIAL STATEMENTS                                                                         3

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS                                  10

PART II — OTHER INFORMATION                                                                            18

ITEM 1. LEGAL PROCEEDINGS                                                                            18

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                                    18

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES                                                                     18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                                   18

ITEM 5. OTHER INFORMATION                                                                            18

None                                                                                        18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                                                   18

SIGNATURES                                                                                     19

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2011	2010
	(Unaudited)
CURRENT ASSETS

Cash	$1,875	$775
Accounts receivable, net	88,387	-
Related party receivables	3,404	-

Total Current Assets	93,666	775

PROPERTY AND EQUIPMENT, net	63,521	5,879

TOTAL ASSETS	$157,187	$6,654

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$121,334	$57,045
Related party payables	23,287	28,590

Total Current Liabilities	144,621	85,635

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 75,000,000 shares authorized at par
value of $0.001; 17,800,000 and 11,250,000 shares
issued and outstanding, respectively	17,800	11,250
Additional paid-in capital	65,639	24,750
Accumulated deficit	(70,873)	(114,981)

Total Stockholders' Equity (Deficit)	12,566	(78,981)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$157,187	$6,654

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

REVENUES	$204,982	$19,196	$247,792	$48,692
COST OF SALES	30,136	4,168	43,307	8,176

GROSS MARGIN	174,846	15,028	204,485	40,516

OPERATING EXPENSES

Depreciation expense	20,529	377	27,465	1,131
General and administrative	73,743	11,535	86,546	45,514
Professional fees	19,830	10,248	46,366	36,124

Total Operating
Expenses	114,102	22,160	160,377	82,769

LOSS FROM OPERATIONS	60,744	(7,132)	44,108	(42,253)

Income taxes	-	-	-	-

NET LOSS	$60,744	$(7,132)	$44,108	$(42,253)

BASIC AND DILUTED
LOSS PER SHARE	$0.00	(0.00)	$0.00	(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	17,800,000	11,250,000	13,150,000	11,152,162

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2009	11,061,000	$11,061	$6,039	$(58,611)	$(41,511)

Common stock issued for cash
at $0.10 per share	189,000	189	18,711	-	18,900

Net loss for the year ended
June 30, 2010	-	-	-	(56,370)	(56,370)

Balance, June 30, 2010	11,250,000	11,250	24,750	(114,981)	(78,981)

Common stock cancelled	(500,000)	(500)	500	-	-

Common stock issued for purchase of
Worldwide Media Organization	7,050,000	7,050	40,389	-	47,439

Net income for the nine months ended
March 31, 2011	-	-	-	44,108	44,108

Balance, March 31, 2011	17,800,000	$17,800	$65,639	$(70,873)	$12,566

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$44,108	$(42,253)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	3,955	1,132
Bad debt expense	14,098
Expenses paid on behalf of the Company by a related party	24,772
Changes to operating assets and liabilities:
Changes in accounts receivable	(69,567)	(910)
Changes in accounts receivable - related party	(1,154)
Changes in inventory	3,035	-
Changes in accounts payable and accrued liabilities	61,923	16,684
Net Cash Used in Operating Activities	81,170	(25,347)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(56,010)	-
Cash acquired in purchase of subsidiary	6,570	-

Net Cash Provided by Investing Activities	(49,440)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock sold for cash	-	18,900
Proceeds from related party payables	-	40,381
Repayments to related party payables	(30,630)	(39,372)

Net Cash Provided by Financing Activities	(30,630)	19,909

NET INCREASE (DECREASE) IN CASH	1,100	(5,438)
CASH AT BEGINNING OF PERIOD	775	7,552
CASH AT END OF PERIOD	$1,875	$2,114

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued in purchase of subsidiary	$47,439	$-

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2011 and June 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2010 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
March 31, 2011 and June 30, 2010

Recent Accounting Pronouncements
Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTNOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Inventory
Inventory is recorded at the lower of cost or market (net realizable value) using the average cost method. The inventory on hand as of March 31, 2011 consists of media materials at a cost of $-0-. The Company does not have any work in progress.

NOTNOTE 4- RELATED PARTY TRANSACTIONS

During the nine month period ended March 31, 2011, related parties made cash advances to the Company in the amount of $9,435 and the Company made payments on these advances in the amount of $39,509. These funds are used for the Company’s ongoing operations.  In addition, related parties paid Company expenses totaling 24,672.  At March 31, 2011, the balance due to related parties was $23,287.  The advances are unsecured, non interest-bearing and due on demand.

NOTNOTE 5 – COMMON STOCK

On July 19, 2010 the Company cancelled 500,000 shares of common stock due to non-performance of service.

NOTNOTE 6 – ACQUISITION OF SUBSIDIARY

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

NOTNOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the filing or these financial statements and there are no material subsequent events to report.

Item 2:  MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS

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

During the nine months ended March 31, 2011, the Company generated revenues of $247,792 while incurring $43,307 in cost of sales resulting in a gross margin of $204,485. After deducting $160,377 for total operating expenses resulted in a positive cash flow from operations of $44,108. The positive cash flow for this period is attributable primarily to the increasing productivity of our marketing efforts through the use of direct distributors for out DVD products and a more directed marketing plan for our printing.

During the nine months ended March 31, 2010, the Company generated revenues or $48,692 while incurring $8,176 in cost of sales resulting in a gross margin of $40,516. After deducting $82,769 for total operating expenses resulted in loss from operations of $42,253. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

During the three months ended March 31, 2011 the Company generated revenues of $204,982 while incurring $30,136 in cost of sales resulting in a gross margin of $174,846. After deducting $114,102 for total operating expenses resulted in positive cash flows from operations of $60,744. The positive cash flow for this period is attributable primarily to the increasing productivity of our marketing efforts through the use of direct distributors for out DVD products and a more directed marketing plan for our printing.

During the three months ended March 31, 2010 the Company generated revenues of $19,196 while incurring $4,168 in cost of sales resulting in a gross margin of $15,028. After deducting $22,160 for total operating expenses resulted in loss from operations of $7,132. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

The Company is beginning to show signs that its change in operations (along with the acquisition of Worldwide Media Organization, Inc. on December 31, 2010) is starting to result in the Company becoming cash flow positive.

The Company has changed its method of marketing its products in both subsidiaries.

Worldwide Media Organization, Inc. (“WMA”) started marketing its products directly to retailers through major distributors thus lowering its cost of marketing while at the same time increasing its sales.  This has resulted in the third quarter of 2011 being the first quarter whereby the Company has been cash flow positive.  In the future, WMA plans on raising capital in order to increase their DVD products through self productions and acquisition of DVD catalogs.  We anticipate WMA will continue to increase its revenue stream each quarter as we increase the titles available to our distributors.

Silverton Printing, Inc. has changed the printing services it provides and has focused on marketing to clients low run color jobs, high volume black and white printing, brochures, convention related booklets, and related printing.  We have also started to be more aggressive in our marketing efforts nationwide.

Liquidity and Capital Resources

As of March 31, 2011, the Company had negative working capital of $50,955, which is current assets minus current liabilities.  This negative working capital is attributable to monies owed to officers for related party payables. The Company’s current assets as of March 31, 2011 consisted of $1,875 in cash, $88,387 in accounts receivable, and $3,404 in related party receivables.

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

Secondly, Worldwide Media is also strategically acquiring various films, programs and series that meet its market niches.  There is a vast source of quality programming produced by numerous independent producers worldwide, that simply do not have the resources, nor ability, to distribute their product and profitably into the market.  Worldwide Media negotiates distribution contracts with these producers for the distribution of their programs in niche markets, often with little or no advance monies paid up front, providing instead the producers royalties on actual per unit sales.  This is a favorable situation for both Worldwide Media (in providing the marketplace with a steady stream of finished quality programs at virtually no upfront costs, other than package design, that are fresh and appealing to the markets that Worldwide Media services), and to the producer (in that, they now have an effective distribution partner, allowing them to continue producing quality programming, while realizing a steady stream of royalty revenue from their productions).  A good example of this is Worldwide Media’s recent acquisition of a series of entertaining inspirational feature films with a leading Christian producer, Eternal Pictures; and the imminent agreement with one of the industry’s leading independent family friendly production companies, Grizzly Adams Productions, Inc.  These are but two examples.  There are numerous others either consummated or in-negotiation.  To better effect this critical growth strategy, and in conjunction with e-mail and direct mail solicitations for programs, Worldwide Media also attends several key international film conventions throughout the year featuring independent producers, and is bringing unique, family friendly, inspirational and educational programs to the market from these sources.

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

Competitor Analysis

Direct competition for Worldwide Media is hard to pinpoint and fragmented.  Worldwide Media’s management feels it is in a superior position to affectively seize market share in its niche over and above its competitors, due to Worldwide Media’s unique business paradigm and diversification into a number of distribution venues; its ability to leverage relationships in a highly favorable and profitable way with both independent production companies and major distributors in the industry; its control of overhead by having key production and marketing support elements in-house, including the ability to produce and edit high quality programs for very low cost, and print and reconfigure all packaging and ancillary marketing material quickly; a warehouse and duplication capabilities in house to handle smaller incremental orders for product; and finally, and perhaps most importantly, extensive experience in the industry on a senior management and sales.

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

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine month period ended March 31, 2011, the Company issued 7,050,000 shares of its par value $0.001 common stock in exchange for 100% of the issued and outstanding common stock of Worldwide Media Organization, Inc., a Nevada corporation, which did not result in a change of control of the Issuer.

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

(b) Reports on Form 8-K

During the period ended March 31, 2011, SILVERTON ADVENTURES, INC. filed the following Current Reports on Form 8-K:
Date of Report	Date Filed	Items Reported
December 31, 2010	January 12, 2011	Acquisition of Subsidiary -Worldwide Media Organization, Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silverton Adventures, Inc.
(Registrant)

Signature	Title	Date

/s/ Ronald Miller	President	May 23, 2011
Ronald Miller

/s/ Sarit Mor	Secretary	May 23, 2011
Sarit Mor

/s/ Sarit Mor	Principal Financial Officer	May 23, 2011
Sarit Mor

/s/ Sarit Mor	Principal Accounting Officer	May 23, 2011
Sarit Mor