Form 10-K
period 2011-06-30
Silverton Adventures, Inc.
filed 2011-10-13
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of October 13, 2011 (date of filing) was approximately $910,000.00 based upon the $0.70 price per share which was the price of the last trade on June 24, 2011. The current bid price is $0.65 per share and the current offer is $0.75 per share.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the last practicable date:

•

11,250,000

June 30, 2010

•

10,750,000

October 12, 2010

•

17,800,000

June 30, 2011

•

17,800,000

October 13, 2011

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

TABLE OF CONTENTS

PART I

Item 1

Business

 5

Item 1A

Risk Factors

11

Item 1B

Unresolved Staff Comments

11

Item 2

Properties

11

Item 3

Legal Proceedings

12

Item 4

Submission of Matters to a Vote of Security Holders

12

PART II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters and

13

Issuer Purchases of Equity Securities

Item 6

Selected Financial Data

15

Item 7

Management’s Discussion and Analysis of Financial Condition and

16

Results of Operations

Item 8

Financial Statements and Supplementary Data

18

Item 9

Changes in and Disagreements With Accountants and Accounting and

34

Financial Disclosure

Item 9A(T)

Controls and Procedures

34

Item 9B

Other Information

35

PART III

Item 10

Directors, Executive Officers and Corporate Governance

36

Item 11

Executive Compensation

38

Item 12

Security Ownership of Certain Beneficial Owners and Management

38

and Related Stockholder Matters

Item 13

Certain Relationships and Related Transactions and Director Independence

38

Item 14

Principal Accounting Fees and Service

39

PART IV

Item 15

Exhibits, Financial Statement Schedules

40

SIGNATURES

41

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

Operation Summary

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

John McLean Media – major distributor and licensor into the international television and DVD markets, with over 20 years experience and relationships cultivated with all major players in all broadcast and media markets worldwide.  Worldwide Media has entered into an exclusive licensing arrangement to have JMM represent all current, and future, productions into this sizable and very lucrative market.  Our current mix includes five of Worldwide Media’s productions, with a commitment for acquiring licensing rights to an additional twelve to thirteen productions, along with future productions still in developmental phase.

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

Government Regulation

There are no government regulations regulating the business of printing and mailing services for business and other organizations or the educational and home video DVD sales.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2011.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 24, 2010, our common stock was approved for listing on the OTCBB® under the ticker symbol SVAD.  As of the date of this filing, there have been few trades for our common stock and it remains relatively illiquid. Below is a list of the trading high, low and quarter end of our common stock of our most recent three quarter ends:

Quarter then Ended	Low Price	High Price	Last Trade

December 31, 2010	$0.15	$0.15	$0.15

March 31, 2011	$0.15	$0.15	$0.15

June 30, 2011	$0.70	$0.95	$0.70

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

Holders

As of June 30, 2011, we had 17,800,000 shares of common stock, par value $0.001, issued and outstanding held by approximately 30 shareholders of record. The stock transfer agent for our securities is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, AZ 85251-6015 - Telephone: (480) 481-3940 and Facsimile: (480) 481-3941.

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

Recent Sales of Unregistered Securities

The Company has authorized 75,000,000 shares of common stock with a par value of $.001, and no preferred stock.  Since inception, the Company has issued the following 17,800,000 shares of common stock that is restricted. The Company has issued the following shares of restricted common stock since the filing of its last annual statement for fiscal year ended June 30, 2010:

•

On or about July 19, 2010, 500,000 shares of common stock issued to a consultant were rescinded by the Company for breach of contract.

•

On December 30, 2010, the Company acquired Worldwide Media Organization, Inc., a Nevada corporation (“Worldwide Media”) pursuant to a share exchange agreement (the “Share Exchange”).  Pursuant to the Share Exchange, the Company issued 7,050,000 shares of Common Stock, par value $0.001, for all for all of the outstanding Common Stock of Worldwide. At the close of this transaction, Worldwide Media became a wholly-owned subsidiary of the Company. There is no change in control of the Company as a result of this transaction. This common stock paid pursuant to this transaction was issued to the following individuals or entities:  Ronald M. Miller - 6,500,000 shares of Common Stock; Grow Public, Inc. – 500,000 shares of Common Stock; and Brad McAlpin 50,000 shares of Common Stock. This transaction was exempt from the registration provisions of the Securities Act of 1933, as amended, pursuant to Section 4(2).

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2011.

ITEM 6.  SELECTED FINANCIAL DATA

The following table includes select data extracted from, and should be examined in conjunction with, the audited financial statements and footnotes for the year ended June 30, 2011 and 2010 found under Item 8 of this annual report.

	Year Ended	Year Ended
	June 30, 2011	June 30, 2010

Revenues	$ 475,262	$ 61,883

Cost of Sales	91,202	11,253

Gross Margin	384,060	50,630

Total Operating Expenses	385,105	107,000

Net Loss	(1,045)	(56,370)

Net Cash Provided by Operating Activities	111,189	(32,057)

Net Cash Used by Investing Activities	(54,293)	(1,846)

Net Cash Provided by (Used by) Financing Activities	(52,728)	27,126

Cash on hand	4,943	775

Net loss per basic and diluted shares	(0.00)	(0.01)

Weighted average number of common shares outstanding:	14,299,725	11,176,555

Cash dividends declared per common share	-	-

Property and equipment, net	63,398	5,879

Stockholders’ deficit	(18,690)	(78,981)

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

Results of Operations

The following table provides selected financial data about our company for the year ended June 30, 2011 and 2010, respectively.

Balance Sheet Data	June 30, 2011	June 30, 2010

Cash	$4,943	$775

Total Current Assets	$88,199	$775

Total Assets	$151,597	$6,654

Total Liabilities	$170,287	$85,635

Stockholders' Deficit	$(18,690)	$(78,981)

Plan of Operation

We have developed a plan of operation reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our new product development, and our required staffing and additional funding requirements to fulfill our business objectives.

Cash Requirements

We estimate that we require a minimum of approximately $50,000 and a maximum of approximately $100,000 to grow our operations for the next 12 months from the date of this annual report. The minimum of $50,000 is required for operating expenses and general operational overhead. The maximum will be required to fully implement our business plan which will include the following marketing of our services, new copiers, additional staff, purchase of educational and family video programs, and general working capital associated with the growth of the Company.

Revenues

The Company has recorded $475,262 and $61,883 in revenues from operations as of June 30, 2011 and 2010, respectively, which was generated from client printing (mainly color printing), mailing, sales of educational and family oriented DVD programs (through our acquired subsidiary Worldwide Media Organization, Inc.), and related services. Cost of sales for June 20, 2011 and 2010 respectively are $91,202 and $11,253, resulting in a gross margin of $384,060 and $50,630, respectively for such same time periods.

Operating and General & Administrative Expenses

The Company’s operating expenses consisting of depreciation expense, advertising expense, bad debt expense, royalty expense, payroll, professional fees, and general and administrative expenses totaling $385,105 and 107,000, respectively, for June 30, 2011 and 2010 resulting in a net loss from operations of $1,045 and $56,370 for such same time periods.

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

Capital and Liquidity

As of June 30, 2011 and 2010, we had total current assets of $88,199 and $775 respectively, and total current liabilities of $170,287 and $85,635, respectively.

We had cash on hand of $4,943 and $775 as of June 30, 2011 and 2010, respectively. We do not have sufficient cash to meet our short-term expansion needs over the next 12 months, which are to sell our printing and mailing services on a more regional basis and acquire more DVD titles, and hire more employees and staff. We are currently upgrading our ecommerce web site at www.silvertoninc.com for our subsidiary Silverton Printing, Inc. and at www.mediahomevideo.com for our subsidiary Worldwide Media Organization, Inc. in order to increase our revenues. We intend to bring in new client through Internet and more traditional advertising means and attract customers by lowering our margins in hopes of increasing our capacity.

[Balance of Page Intentionally Left Blank]

ITEM 8 Financial Statements and Supplementary Data

SILVERTON ADVENTURES, INC.

AUDIT REPORT OF INDEPENDENT ACCOUNTANTS

AND

CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011 and 2010

SILVERTON ADVENTURES, INC.

 Table of Contents

Page

Audit Report of Independent Accountants

1

Consolidated Balance Sheets – June 30, 2011 and 2010

2

Consolidated Statements of Operations for the years ended June 30, 2011 and 2010

3

Consolidated Statements of Stockholders’ Deficit for the years ended June 30, 2011 and 2010

 4

Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010

 5

Notes to Consolidated Financial Statements

7

_______________________________________

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Silverton Adventures, Inc.

We have audited the accompanying consolidated balance sheets of Silverton Adventures, Inc. as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverton Adventures, Inc. as of June 30, 2011 and 2010, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had accumulated losses of $116,026 for the period from inception through June 30, 2011 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

October 13, 2011

SILVERTON ADVENTURES, INC.

Balance Sheets

ASSETS

	June 30,	June 30,
	2011	2010

CURRENT ASSETS

Cash	$4,943	$775
Trade accounts receivable, net	64,003	-
Accounts receivable, related parties	14,221	-
Prepaid royalties	5,032	-

Total Current Assets	88,199	775

PROPERTY AND EQUIPMENT, net	63,398	5,879

TOTAL ASSETS	$151,597	$6,654

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$145,579	$57,045
Royalty payables	24,708	-
Related party payables	-	28,590

Total Current Liabilities	170,287	85,635

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized at par
value of $0.001, no shares issued and outstanding	-	-
Common stock, 75,000,000 shares authorized at par
value of $0.001; 17,800,000 and 11,250,000 shares
issued and outstanding, respectively	17,800	11,250
Additional paid-in capital	79,536	24,750
Accumulated deficit	(116,026)	(114,981)

Total Stockholders' Equity (Deficit)	(18,690)	(78,981)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$151,597	$6,654

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.

Statements of Operations

	For the Years Ended
	June 30,
	2011	2010

SALES INCOME	$177,516	$61,883
ROYALTY INCOME	297,746	-
TOTAL REVENUE	475,262	61,883

COST OF SALES	91,202	11,253

GROSS MARGIN	384,060	50,630

OPERATING EXPENSES

Royalty expense	35,766	-
Bad debt expense	94,872	-
Depreciation Expense	8,932	1,509
General and administrative	103,274	49,906
Payroll expense	88,651	13,907
Professional fees	53,610	41,678

Total Operating Expenses	385,105	107,000

LOSS FROM OPERATIONS	(1,045)	(56,370)

Income taxes	-	-

NET LOSS	$(1,045)	$(56,370)

BASIC AND DILUTED LOSS PER SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	14,299,725	11,176,555

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.

Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2009	11,061,000	$11,061	$6,039	$(58,611)	$(41,511)

Common stock issued for cash
at $0.10 per share	189,000	189	18,711	-	18,900

Net loss for the year ended
June 30, 2010	-	-	-	(56,370)	(56,370)

Balance, June 30, 2010	11,250,000	11,250	24,750	(114,981)	(78,981)

Common stock cancelled	(500,000)	(500)	500	-	-

Common stock issued for
acquisition of subsidiary	7,050,000	7,050	40,389	-	47,439

Contributed capital for forgiveness
of related party debt	-	-	13,897	-	13,897

Net loss for the year ended
June 30, 2011	-	-	-	(1,045)	(1,045)

Balance, June 30, 2011	17,800,000	$17,800	$79,536	$(116,026)	$(18,690)

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.

Statements of Cash Flows

	For the Years Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,045)	$(56,370)
Adjustments to reconcile net loss to
net cash used by operating activities:
Bad debt expense	94,892	-
Depreciation expense	8,931	1,509
Expenses paid on behalf of the Company
by a related party	23,259	-
Changes to operating assets and liabilities:
Accounts receivable	(123,727)	168
Inventory	3,035	-
Prepaid royalties	(5,032)	-
Accounts payable and accrued liabilities	86,168	22,636
Royalties payable	24,708	-

Net Cash Provided by (Used in) Operating Activities	111,189	(32,057)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash acquired in acquisition of subsidiary	6,570	-
Purchase of property and equipment	(60,863)	(1,846)

Net Cash Used in Investing Activities	(54,293)	(1,846)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock sold for cash	-	18,900
Proceeds from related party payables	175,742	58,810
Repayments to related party payables	(228,470)	(50,584)

Net Cash Provided by (Used in) Financing Activities	(52,728)	27,126

NET INCREASE (DECREASE) IN CASH	4,168	(6,777)
CASH AT BEGINNING OF PERIOD	775	7,552
CASH AT END OF PERIOD	$4,943	$775

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.

Statements of Cash Flows

	For the Years Ended
	June 30,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for acquisition of subsidiary	$47,439	$-
Contributed capital for forgiveness of related party debt	$13,897	$-
Cancellation of common stock	$500	$-

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Silverton Adventures, Inc. (the "Company"), was originally incorporated in the State of Nevada on May 31, 2006 as Mor Travel, Inc. On December 26, 2007, the Company changed its name to Silverton Adventures, Inc. The Company currently operates under the DBA Silverton Print and Mail in Clark County, Nevada.  The Company’s principal business objectives are the licensing and distribution of educational and family media content to distributors and end consumers, and providing printing and mailing services to companies nationwide.

On December 30, 2010, the Company acquired Worldwide Media Organization, Inc. (“Worldwide”).  Worldwide is the owner or licensee of media content and also has important relationships with media distributers that the Company felt would allow significant growth in the media content and royalty business.  Worldwide operates as a wholly owned subsidiary of the Company.

On June 30, 2011 the Company formed Silverton Printing, Inc., a Nevada corporation, as a wholly-owned subsidiary.  The Company plans to operate its printing and mailing services through this subsidiary.

Accounting Basis

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  The Company has elected a June 30 fiscal year end.

Principles of Consolidation

The accompanying consolidated financial statements for the years ended June 30, 2011 and 2010 include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The company considers all highly liquid investments with original maturities of three months or less to be cash or cash equivalents

Concentrations of Risk

The Company’s bank accounts are held by insured institutions. The funds are insured up to $250,000. At June 30, 2011, the Company’s bank deposits did not exceed the insured amounts.

Two customers make up 57 percent of total sales and five vendors account for 61.5 percent of total purchases.

SILVERTON ADVENTURES, INC.

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

The Company’s accounts receivable are presented net of the allowance for estimated doubtful accounts. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company’s accounts receivable, net of the allowance for doubtful accounts, was $64,003 at June 30, 2011.  At June 30, 2010, there was no allowance for doubtful accounts.

Property and Equipment

Property and equipment is recorded at cost.  Major additions and improvements are capitalized and depreciated over their estimated useful lives.  Depreciation of property and equipment is determined using the straight-line method over their useful lives, which ranges from three to five years.  Gains or losses on the sale or disposal of property and equipment are included in the statements of operations. Maintenance and repairs that do not extend the useful life of the assets are expensed as incurred.

Valuation of Long-Lived Assets

The Company follows ASC 360 regarding the valuations and carrying values of its long-lived assets. Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values.  For the years ended June 30, 2011 and 2010, no impairment of fixed assets was recognized.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for cash, accounts payable, notes payable, loans payable – related parties and accrued interest approximate their fair market value based on the short-term maturity of these instruments.

Revenue Recognition

The Company's revenues are generated from the printing and mailing services and from royalties on rights to media owned or licensed by the Company, primarily film rights.  The Company follows guidance found in ASC 605, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements and ASC 926 which provides guidance on the recognition of revenue from the sales or licensing of films by producers or distributors of films.

SILVERTON ADVENTURES, INC.

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (continued)

ASC 605 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue related to goods and services provided when the following conditions are met:

a)

Persuasive evidence of an arrangement exists,

b)

Delivery has occurred or services have been rendered,

c)

The fee is fixed or determinable,

d)

Collectability is reasonably assured.

Revenues from printing and reproduction, such as photo copies, catalogue printing or reproduction, DVD duplication or other similar services are recognized under ASC 605.

The Company's royalty revenues are generated by licensing rights to media owned or licensed by the Company and is recognized under ASC 926 which states that a sale occurs when the Company transfers control of the master copy of a film or other media content and all the associated rights that accompany it. The following conditions are required before the Company recognizes revenue from a sale or licensing arrangement of a film or other media content:

a)

Persuasive evidence of a sale or licensing arrangement with a customer exists,

b)

The film or other media content is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery,

c)

The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, sale or license of the film or media content,

d)

The arrangement fee is fixed or determinable,

e)

Collection of the arrangement fee is reasonably assured.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $15,223 and $4,782 in advertising expense for the years ended June 30, 2011 and 2010.

Stock-based Compensation

The Company follows the provisions of ASC 718 which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock-based compensation.

Equity instruments issued to non-employees for goods or services are accounted at fair value when the service is complete or a performance commitment date is reached, whichever is earlier.

SILVERTON ADVENTURES, INC.

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as ASC 740, "Income Taxes," which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit (expense) results from the change in net deferred tax assets or deferred tax liabilities.

Income Taxes (continued)

A valuation allowance is recorded when it is more likely than not that some or all deferred tax assets will not be realized.

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended June 30, 2011 and 2010, nor were any interest or penalties accrued as of June 30, 2011.

Basic Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2011 or 2010.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the year ended June 30, 2011, the Company realized a net loss of $1,045 and has incurred an accumulated deficit of $116,026.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

SILVERTON ADVENTURES, INC.

Notes to the Financial Statements

June 30, 2011 and 2010

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of June 30, 2011 and 2010, property and equipment consisted of the following:

	June 30,
	2011	2010

Printing and imaging equipment	$73,333	$7,543
Computer equipment	2,506	1,846
Total property and equipment	75,839	9,389

Accumulated depreciation	(12,441)	(3,509)

Total property and equipment, net	$63,399)	$5,879)

Depreciation expense for the years ended June 30, 2011 and 2010 was $8,932 and $1,509, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company.  The related party payable totaled $-0- and $28,590 at June 30, 2011 and 2010 respectively. These amount payable bear no interest, are uncollateralized and due on demand.

During the year ended June 30, 2011 and 2010, expenses paid for on behalf of the Company totaled $23,259, cash proceeds from related parties totaled $175,742, and cash repayments of related party payables totaled $228,470.  On June 30, 2011, two related party debt holders agreed to cancel debts totaling $13,897.

A related party provides the Company office and production space.  No written agreement exists and no fixed monthly rent is charged.  The Company pays rent on demand as decided upon by both parties.

SILVERTON ADVENTURES, INC.

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 5 – ROYALTIES

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublicense the rights to another party.  The agreements require the Company to pay an upfront royalty fee and then ongoing royalty fees of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $35,766 and $-0- for the years ended June 30, 2011 and 2010, respectively.  As of June 30, 2011 and 2010, royalty payables under these agreements totaled $24,708 and $-0-, respectively.

Under some of these arrangements, the Company pays an upfront royalty fee that is applied to future royalties as the Company achieves sale and incurs corresponding royalty expense.  The upfront fees that are to be applied against future royalty expense are capitalized and amortized as royalty expenses are applied.  As of June 30, 2011 and 2010, the Company has recorded $5,032 and $-0- as prepaid royalties, respectively.

The Company has also entered into similar royalty agreements wherein the Company licenses contentrights to third parties in exchange for a royalty fee.  During the years ended June 30, 2011 and 2010, the Company recognized royalty revenue of $297,476 and $-0-, respectively.

NOTE 6 – ACQUISITION OF SUBSIDIARY

On December 30, 2010 the Company acquired Worldwide Media Organization, Inc., a Nevada Corporation (“Worldwide”) pursuant to a share exchange agreement whereby the Company issued 7,050,000 shares of common stock in exchange for 100 percent of the issued and outstanding common stock of Worldwide. At the close of the transaction, Worldwide became a wholly-owned subsidiary of the Company. The acquisition was accounted for as a purchase.

At the time of acquisition, both entities were under common control and thus the acquisition was accounted for under ASC 845 which requires that transfers of nonmonetary assets between shareholders in exchange for stock should be recorded at the transferors’ historical costs basis.  Accordingly, the assets and liabilities transferred have been recorded at their carrying amounts at the date of transfer and the Company has recorded the acquisition price as equal to book value of Worldwide, or $47,439, on the date of acquisition.

A breakdown of the assets acquired and their book values at acquisition is as follows:

Assets and liabilities acquired:
Cash and cash equivalents	$6,570
Accounts receivable, net	35,168
Inventory	3,035
Fixed assets, net	5,587
Accounts payable and other liabilities	(2,921)
Net assets on acquisition	$47,439
Purchase price	47,439
Excess of fair value of net assets over purchase price	$-

NOTE 7 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue two classes of stock.  The total number of shares authorized to be issued by the Company is 10,000,000 shares of preferred stock at a par value of $0.001 per share and 75,000,000 shares of common stock at a par value of $0.001.  As of June 30, 2011, the Company has no preferred stock issued or outstanding and 17,800,000 common share issued and outstanding.

On July 19, 2010 the Company cancelled 500,000 shares of common stock due to non-performance of service.

SILVERTON ADVENTURES, INC.

Notes to the Financial Statements

June 30, 2011 and 2010

On June 30, 2011, the Company issued 7,050,000 shares of common stock to acquire its now wholly owned subsidiary, Worldwide Media Organization, Inc.  The shares were valued at $47,439 based on the net book value of Worldwide Media Organization, Inc. on the date of acquisition (see Note 5).

On June 30, 2011, two related party debt holders agreed to cancel debts totaling $13,897. The forgiveness of debt was recorded as contributed capital from related parties.

NOTE 8 – INCOME TAXES

The Company’s provision for income taxes was $-0- for the years ended June 30, 2011 and 2010, respectively, since the Company has accumulated taxable losses from operations.  ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded.

The total deferred tax asset is calculated by multiplying a 34 percent marginal tax rate by the cumulative Net Operating Loss (“NOL”).  At June 30, 2011, the Company has available $106,127 of NOL’s which expire in various years beginning in 2026 and carrying forward through 2031.

The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2011 and 2010 were as follows:

	June 30,
	2011	2010

Cumulative NOL	$106,127	$105,081

Deferred Tax assets:
Net operating loss carry forwards	(45,251)	(44,843)
Common stock issued for services	3,861	3,861
Valuation allowance	43,390	40,982
	$-	$-

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34 percent to net loss before provision for income taxes for the following reasons:

	June 30,
	2011	2010

Income tax benefit at U. S. federal statutory rates:	$(408)	$(21,984)
Change in valuation allowance	408	21,984
	$-	$-

The Company files federal and Nevada income tax returns subject to statutes of limitations.   The years ended June 30, 2011, 2010, and 2009 are subject to examination by federal and state tax authorities.

SILVERTON ADVENTURES, INC.

Notes to the Financial Statements

June 30, 2011 and 2010

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

A related party currently provides the Company office and production space.  No written agreement exists and no fixed monthly rent is charged.  The Company pays rent as determined by both parties.  Rent expense totaled $16,850 and $5,250 for the years ended June 20, 2011 and 2010, respectively.

Royalty Agreements

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublet the rights to another party.  The agreements require the Company to pay royalties of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $35,766 and $-0- for the years ended June 30, 2011 and 2010, respectively.

Legal Proceedings

The Company may be party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters.  There is no litigation or contingencies that require accrual or disclosure as of June 30, 2011.

NOTE 10 - SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the date of this filing, and there are no material subsequent events to report other than those reported.

SILVERTON ADVENTURES, INC.

Notes to the Financial Statements

June 30, 2011 and 2010

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9AT –Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, Ron Miller (Our President, Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer), concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company,  and was made known to us by others within those entities, particularly during the period when this report was being prepared.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in  Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As of June 30, 2011, management has determined that the Company’s internal control over financial reporting as of June 30, 2011 was not effective.  We are in the process of developing new policies and procedures with regards to internal control over financial reporting.

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

SILVERTON ADVENTURES, INC.

Notes to the Financial Statements

June 30, 2011 and 2010

Changes in Internal Control Over Financial Reporting.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended June 30, 2011 covered by this report were not previously reported on Form 8-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below is the name and age of each individual who was a director or executive officer of Silverton Adventures, Inc. as of June 30, 2011, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

NAME	AGE	POSITION	DATES SERVED

Ron Miller	58	President and Director (Chairman of the Board)	December 2010 to Present

Sarit Mor	50	Secretary, Treasurer, and Director	Inception to Present

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officer:

Ron Miller – President, Treasurer, and Chairman of the Board – Mr. Miller has a vast amount of experience in publishing, producing and marketing. Mr. Miller is a 1975 graduate of La Verne University in La Verne, California with a degree in business administration. He has produced and marketed over 70 educational programs since 1992. From 1989 to 1991, Mr. Miller, through a privately owned company called Entertainment Clearinghouse, operated a business of the distribution of paperback books from major publishers. He has published books such as “The American Dream: Shadow and Substance”, “The Breaking of a President”, and “The Gambia”. Also, Mr. Miller has been an executive producer of several educational videos which include:

•

The Rise and Fall of the Soviet Union

•

The History and Mystery of China

•

Japan: Land of the Rising Sun

•

The Life and Times of Ronald Reagan

•

World War I: Cause and Effect

•

The History and Function of Congress

•

The Extraordinary Life of Amelia Earhart

•

When Women Ruled: Great Women Leaders in World History

•

Einstein

•

The Mystery of Sherlock Holmes

•

Great American Landmarks

•

Helen Keller

Sarit Mor – Secretary, Treasurer, and Director - Ms. Mor is a career leadership professional with insight, vision, and enthusiasm necessary to inspire her team to garner impressive results with more than 20 years. With history leaning in manufacturing of printed material and operations management she has significant expertise in the Printing industry that allows her performance and assessments to carry throughout her career. Ms. Mor graduated from the University of Tel Aviv with her Bachelors of Science degree in Psychology.

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of June 30, 2011. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 17,800,000 total outstanding shares of our common stock as of October 13, 2011.

Amount and Nature of Beneficial Ownership as of June 30, 2011:

Name of Individual	# Shares Beneficially Owned	# of Class of Common Stock

Sarit Mor CEO and Director 5070 Arville Street, Suite 7 Las Vegas, Nevada 89118	10,000,000	56.18%

Ron Miller President and Director 5070 Arville Street, Suite 7 Las Vegas, Nevada 89118	6,500,000	36.52%

All Officers and Directors as a Group (2 Persons)	16,500,000	92.70%

Item 13 – Certain Relationships and Related Transactions, Director Independence

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. During the years ended June 30, 2011 and 2010 the Company borrowed $175,742 and $58,810 and repaid $228,470 and $50,584, respectively.  The related party payables total $0 and $28,589 as of June 30, 2011 and 2010, respectively. These notes bear no interest, are uncollateralized and due on demand.

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

2011:  $ 19,000

2010:

$ 9,500

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2011:   $ 0

2010:

  $ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2011:    $ 0

2010:    $ 0

All Other Fees:

2010:

 $ 0

2008:   $ 0

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

October 13, 2011

Silverton Adventures, Inc.

By:

/s/ Ron Miller

Ron Miller, President (Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

October 13, 2011

By:

/s/ Ron Miller

Ron Miller, President

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer

Chairman of the Board of Directors

41