Form 10-Q
period 2011-09-30
Silverton Adventures, Inc.
filed 2011-11-21
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

PART II — OTHER INFORMATION

17

ITEM 1. LEGAL PROCEEDINGS

17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

17

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

17

ITEM 5. OTHER INFORMATION

17

None

17

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

17

SIGNATURES

19

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Silverton Adventures, Inc.

Consolidated Balance Sheets

ASSETS
	September 30,	June 30,
	2011	2011
	(Unaudited)
CURRENT ASSETS
Cash	$1,202	$4,943
Trade account receivable, net	81,582	64,003
Prepaid royalties	11,752	5,032
Accounts receivable, related party	39,989	14,221

Total Current Assets	134,525	88,199

PROPERTY AND EQUIPMENT, net	80,255	63,398

TOTAL ASSETS	$214,780	$151,597

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$166,634	$145,579
Bank overdraft	9,068	-
Royalties payable	10,724	24,708

Total Current Liabilities	186,426	170,287

LONG TERM LIABILITIES
Convertible note payable	10,000	-

Total Liabilities	196,426	170,287

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, 10,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	-	-
Common stock, 75,000,000 shares authorized at par
value of $0.001; 17,800,000 shares
issued and outstanding, respectively	17,800	17,800
Additional paid-in capital	79,536	79,536
Accumulated deficit	(78,982)	(116,026)
Total Stockholders' Equity (Deficit)	18,354	(18,690)
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)	$214,780	$151,597

The accompanying notes are an integral part of these financial statements.

Silverton Adventures, Inc.

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	September 30,
	2011	2010

SALES INCOME	$76,624	$23,778
ROYALTY INCOME	88,908	-
TOTAL REVENUE	165,532	23,778

COST OF SALES	52,619	5,980

GROSS MARGIN	112,913	17,798

OPERATING EXPENSES

Depreciation expense	4,802	531
General and administrative	33,065	1,785
Payroll expense	32,424	5,854
Professional fees	24,299	11,370
Royalty expense	2,917	-

Total Operating Expenses	97,507	19,540

LOSS FROM OPERATIONS	15,406	(1,742)

OTHER INCOME (EXPENSES)
Interest Expense	(168)	-
Gain on settlement of debt	21,806	-

Total other income (expenses)	21,638	-

LOSS BEFORE TAXES	37,044	(1,742)

Income taxes	-	-

NET INCOME (LOSS)	$37,044	$(1,742)

BASIC AND DILUTED LOSS PER SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	17,800,000	10,847,826

The accompanying notes are an integral part of these financial statements.

Silverton Adventures, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$37,044	$(1,742)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	4,802	531
Expenses paid for on behalf of Company by a related party	(4,009)	-
Changes to operating assets and liabilities:
Changes in accounts receivable	(17,579)	(1,045)
Changes in prepaid royalties	(6,720)	-
Changes in accounts payable and accrued liabilities	3,768	(4,834)
Changes in royalties payable	(13,984)	-
Net Cash Provided by (Used in ) Operating Activities	3,322	(7,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(4,372)	-
Net Cash Used in Investing Activities	(4,372)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	10,000	-
Proceeds from related party payables	16,205	18,652
Repayments to related party payables	(37,964)	(9,600)
Change in cash overdrafts	9,068	-
Net Cash (Used in) Provided by Financing Activities	(2,691)	9,052

NET INCREASE (DECREASE) IN CASH	(3,741)	1,962
CASH AT BEGINNING OF PERIOD	4,943	775
CASH AT END OF PERIOD	$1,202	$2,737

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$168	$-
Income Taxes	$-	$-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(unaudited)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2011

(unaudited)

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of its financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s financial statements.

NOTE 4 - RELATED PARTY TRANSACTIONS

As of the period ended September 30, 2011, the Company has an outstanding receivable from an officer of the Company in the amount of $39,989.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

On July 20, 2011, the Company entered into a convertible note payable in the amount of $10,000.  The not bears interest at 8.5 percent and has a maturity date of July 20, 2014.  The creditor has the option at any time to convert the principal and any accrued interest into common stock of the Company according to the following stock prices: year one, $0.75 per share; year two, $1.00 per share; and year three, $1.25 per share.

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

During the three months ended September 30, 2011, the Company generated revenues of $165,532 while incurring $52,619 in cost of sales resulting in a gross margin of $112,913. After deducting $97,507 for total operating expenses resulted in income from operations of $15,406. This is our first quarter of profitable operations. The net income for this period is attributable primarily to the continuing our marketing plan of directly distributing our products among major distributors in the educational video market thereby decreasing our cost of sales significantly.

During the three months ended September 30, 2010, the Company revenues of $23,778 while incurring $5,980 in cost of sales resulting in a gross margin of $17,798. After deducting $19,540 for total operating expenses resulted in loss from operations of $1,742. The net loss for this period is attributable primarily to the continuing costs of operations (general and administrative expenses) and professional fees.

We had our first profitable quarter ever as of September 30, 2011 and total revenue of $165,532 was almost seven times more than the same quarter of 2010.  Additionally, our gross margin of $112,913 was over six times more than the same quarter of last year.  The Company is growing at a rapid pace and expects to end the fiscal year 2012 with between $750,000 and $1,000,000 in total revenue based upon the pace of the total revenues during this first quarter, 2011.  While our total revenue increased by almost seven times, our total operating expenses increased by only five times what they were in the same quarter in 2010.  So increased revenue with lower costs resulted in improved results for first quarter ended 2011 as compared to first quarter 2010. We also realized a gain on settlement of debt of $21,806 resulting in a net income of $37,044 for the quarter compared to a net loss of $1,742 for the prior year.

We are beginning to show signs that its change in operations (along with the acquisition of Worldwide Media Organization, Inc. on December 31, 2010) is resulting in our starting to become cash flow positive.

We have changed its method of marketing our products in both subsidiaries.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company had negative working capital of $51,901, which is current assets minus current liabilities.  This negative working capital is attributable to monies owed accounts payable and accrued liabilities. The Company’s current assets as of September 30, 2011 consisted of $1,202 in cash, $39,989 in accounts receivables from a related party, $11,752 in prepaid royalties, and $81,582 in trade account receivable, net.

We have limited capital resources from which to operate.  Without the realization of either significant cash flow from ongoing revenue or additional capital investment, we may not be able to continue without short term loans from its current officer and director.  Additionally, our independent auditors have expressed substantial doubt about the Company's ability to continue as a going concern.

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

None.

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits required by Item 601 of Regulation S-B

Exhibit No.:	Description:
3.1(i)	Articles of Incorporation and amendments thereto (1) and (2)
3.1(ii)	Bylaws (1)
14	Code of Ethics (1)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002
101	Interactive Data File(2)

(1)

Filed with the Securities and Exchange Commission on September 23, 2008 as an exhibit numbered as indicated above, to the Registrant’s registration statement on Form S-1 (file no. 333-153626 which exhibit is incorporated herein by reference.

(2)

In accordance with Rule 406T of Regulation S-T, these XBRL (eXtensible Business Reporting Language) documents are furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

 (b) Reports on Form 8-K

During the period ended September 30, 2011, SILVERTON ADVENTURES, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silverton Adventures, Inc.
(Registrant)

Signature	Title	Date

/s/ Ron Miller	President, CEO, Treasurer, and Director	November 21, 2010
Ron Miller

/s/ Ron Miller	Secretary	November 21, 2010
Ron Miller

/s/ Ron Miller	Principal Financial Officer	November 21, 2010
Ron Miller

/s/ Ron Miller	Principal Accounting Officer	November 21, 2010
Ron Miller