Form 10-Q
period 2011-12-31
Silverton Adventures, Inc.
filed 2012-02-21
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number 333-153626

Silverton Adventures, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	80-5072317
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6283-B South Valley View Boulevard
Las Vegas, Nevada 89118
(Address of principal executive offices)

(702) 876-1539
(Issuer's telephone number)

5070 Arville Street, Suite 7
Las Vegas, Nevada 89118
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

PART II — OTHER INFORMATION

22

ITEM 1. LEGAL PROCEEDINGS

22

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

22

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

22

ITEM 5. OTHER INFORMATION

22

None

22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

22

SIGNATURES

24

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2011	2011
	(Unaudited)
CURRENT ASSETS
Cash	$266	$4,943
Accounts receivable, net	98,323	64,003
Related party receivables	40,503	14,221
Prepaid royalties	11,752	5,032
Total Current Assets	150,844	88,199

PROPERTY AND EQUIPMENT, net	66,819	63,398
TOTAL ASSETS	$217,663	$151,597

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$193,622	$145,579
Royalties payable	10,724	24,708
Bank overdraft	17,336	-
Related party payables	31,080	-
Total Current Liabilities	252,762	170,287

LONG-TERM LIABILITIES
Convertible notes payable	10,000	-

TOTAL LIABILITIES	262,762	170,287

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized
at par value of $0.001, 100,000 and -0- shares
issued and outstanding, respectively	100	-
Common stock, 75,000,000 shares authorized at par
value of $0.001; 17,800,000 shares issued and
outstanding	17,800	17,800
Additional paid-in capital	89,436	79,536
Accumulated deficit	(152,435)	(116,026)
Total Stockholders' Deficit	(45,099)	(18,690)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$217,663	$151,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

PRINTING INCOME	$94,561	$19,032	$171,185	$42,810
ROYALTY INCOME	4,302	-	93,210	-
TOTAL REVENUE	98,863	19,032	264,395	42,810

COST OF SALES	18,424	7,191	71,043	13,171
GROSS MARGIN	80,439	11,841	193,352	29,639

OPERATING EXPENSES
Depreciation expense	4,803	4,620	9,605	6,936
Royalty expense	4,384	-	7,301	-
Payroll expense	37,036	6,949	69,460	12,803
Professional fees	41,999	15,166	66,298	26,536
General and administrative	65,458	-	98,523	-
Total Operating
Expenses	153,680	26,735	251,187	46,275

LOSS FROM OPERATIONS	(73,241)	(14,894)	(57,835)	(16,636)

OTHER INCOME (EXPENSES)
Interest expense	(212)	-	(380)	-
Gain on settlement of debt	-	-	21,806	-

Total Other Income
(Expenses)	(212)	-	21,426	-

LOSS BEFORE TAXES	(73,453)	(14,894)	(36,409)	(16,636)
Income taxes	-	-	-	-

NET LOSS	$(73,453)	$(14,894)	$(36,409)	$(16,636)

BASIC AND DILUTED
LOSS PER SHARE	$(0.00)	(0.00)	$(0.00)	(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	17,800,000	10,943,478	17,800,000	10,837,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	For the Six Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,409)	$(16,636)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	9,604	1,062
Expenses paid for on behalf of Company by a related party	15,548	-
Changes to operating assets and liabilities:
Accounts receivable	(34,320)	(1,119)
Prepaid royalties	(6,720)	-
Inventory	-	(845)
Accounts payable and accrued expenses	48,043	10,702
Royalties payable	(13,984)	-
Net Cash Used in Operating Activities	(18,238)	(6,836)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in purchase of subsidiary	-	6,570
Purchase of fixed assets	(13,025)	-
Net Cash Provided by (Used In) Investing Activities	(13,025)	6,570
CASH FLOWS FROM FINANCING ACTIVITIES
Change in cash overdrafts	17,336	-
Proceeds from related-party receivables	31,469	-
Repayments from related party receivables	(57,751)	-
Proceeds from related-party payables	29,407	8,003
Repayments from related party payables	(7,375)	-
Proceeds from notes payable	10,000	-
Proceeds from sale of preferred stock	3,500	-
Net Cash Provided by Financing Activities	26,586	8,003
NET INCREASE (DECREASE) IN CASH	(4,677)	1,167
CASH AT BEGINNING OF PERIOD	4,943	775
CASH AT END OF PERIOD	$266	$1,942
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$168	$-
Income Taxes	$-	$-
NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued in purchase of subsidiary	$-	$47,439
Contributed capital for forgiveness of related party debt	$-	$13,897
Cancellation of common stock	$-	$500

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2011 (Unaudited)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements.  The results of operations for the periods ended December 31, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

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

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2011 (Unaudited)

NOTE 4 – RELATED-PARTY TRANSACTIONS

As of December 31, 2011, the Company has $40,503 (June 30, 2011 - $14,221) in outstanding receivables from various related-parties.  These amounts are unsecured, bear no interest, and are due on demand.

As of December 31, 2011, the Company was indebted to a related party in the amount of $31,080 (June 30, 2011 - $-0-).  This amount is derived from several payables and other advances that were made to the Company in order to assist in meeting the short-term cash demands from the Company’s day-to-day operations.  This amount is unsecured, bears no interest, and is due on demand.

NOTE 5 – ROYALTIES

The Company has entered into various royalty agreements wherein the Company acquires rights to licensed media content.  The Company intends to either reproduce and distribute the media or sublicense the rights to another party.  The agreements require the Company to pay an upfront royalty fee and then ongoing royalty fees of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.

Under some of these arrangements, the Company pays an upfront royalty fee that is applied to future royalties as the Company consummates sales and incurs corresponding royalty expense.  The upfront fees that are to be applied against future royalty expense are capitalized and amortized as royalty expenses are applied.  As of December 31, 2011 and June 30, 2011, the Company has recorded $11,752 and $5,032 as prepaid royalties, respectively.

The Company has also entered into similar royalty agreements wherein the Company licenses media content rights to third parties in exchange for a royalty fee.  As of December 31, 2011 and June 30, 2011, the Company has recorded $10,724 and $24,708 as royalties payable related to such royalty fees, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On July 20, 2011, the Company entered into a convertible note payable in the amount of $10,000.  The note bears interest at 8.50 percent per annum and has a maturity date of July 20, 2014.  The creditor has the option at any time to convert the principal and any accrued interest into common stock of the Company according to the following stock prices: year one, $0.75 per share; year two, $1.00 per share; and year three, $1.25 per share.  As at December 31, 2011, the note has not been converted to common stock by the note holder.

NOTE 7 – STOCKHOLDERS’ DEFICIT

On December 2, 2011 the Company issued 100,000 shares of Series A preferred stock to two unrelated entities for cash at $0.10 per share in exchange for $3,500 and $6,500 in professional fees paid on behalf of the Company by the recipient of the shares.  According to the terms of the preferred stock, each share of Series A preferred stock is convertible into shares of the Company’s common stock at a conversion ratio of one hundred (100) shares of common stock for every one (1) share of preferred stock.  The Company’s Series A preferred stock is not entitled to receive any dividends, has no liquidation rights, and is not entitled to any voting rights.

NOTE 8 – SEGMENT DISCLOSURES

Operating segments are defined as components of an enterprise about which separate and discreet financial information is available and is evaluated regularly by the chief operating decision-maker in assessing performance and determining how to best allocate Company resources. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2011 (Unaudited)

NOTE 8 – SEGMENT DISCLOSURES (Continued)

The Company has three principal operating segments: (1) printing services, (2) media development and distribution, and (3) the corporate operations overseeing each segment and the financial reporting obligations of the combined entity.  These operating segments were delineated based on the nature of the products and services offered.

The Company has determined that there are two reportable segments: (1) printing services and (2) media development and distribution.  The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in ‘‘Note 3: Significant Accounting Policies.’’ All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments for the six-month periods ended December 31, 2011 and 2010:

	Printing	Media Development
	Services	and Distribution	Consolidated
December 31, 2011
Revenues	$69,203	$195,192	$264,395
Cost of revenues	33,969	37,074	71,043
Operating expenses	33,535	217,652	251,187
Other (expense)	-	(21,426)	(21,426)
Net income (loss)	$1,699	$(38,108)	$(36,409)
Total assets	$75,950	$141,713	$217,663

December 31, 2010
Revenues	$42,810	$-	$42,810
Cost of revenues	13,171	-	13,171
Operating expenses	46,275	-	46,275
Net income (loss)	$(16,636)	$-	$(16,636)
Total assets	$7,995	$51,088	$59,083

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the filing or these financial statements and there are no material subsequent events to report

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS

This section must be read in conjunction with the unaudited Financial Statements included in this report.

A.

Management’s Discussion

Silverton Adventures, Inc. ("SAI" or the "Company"), was originally incorporated in the State of Nevada on May 31, 2006 as Mor Travel, Inc. (“Mor”). On December 26, 2007, the Company changed its name to Silverton Adventures, Inc.

During December 2010, the Company formed a wholly-owned subsidiary named Silverton Printing, Inc. (“Silverton Printing”) whereby it operates place and now operates its original printing and mailing services to companies nationwide. Additionally, on December 30, 2010, the Company acquired 100% of the outstanding common stock of Worldwide Media Organization, Inc. thereby making it a wholly owned subsidiary (“Worldwide Media”). Worldwide Media is a marketing, production and distribution company with its principal business objective being the production, acquisition (through exclusive licensing arrangements with independent producers worldwide), sale and distribution of special interest, family oriented, inspirational and children’s DVDs and programs. Video distribution is made by a non-theatrical home video retailer, catalog, mass-merchant and rack-jobber markets (including specialty markets such as gift and museum shops, premium and direct response markets). WMO also licenses to the television broadcast markets, as well as the educational, school and public library markets, both nationally and worldwide.  This distribution includes emerging venues such as digital downloads via Internet, video-on-demand (VOD) and download streaming on various platforms, among others.

Company Overview

The Company operates two wholly owned subsidiaries. Through Silverton Printing, the Company has a principal business objective of providing printing and mailing services to companies nationwide. The Company recently leased and took delivery of a high end digital printer (Xerox 700 “V” Press) and contracted with Printing Storefront Solutions (See www. http://www.printingstorefrontsolutions.com) to develop a fully functional web based “Digital Print On-Demand” store front web site for the Silverton Printing, Inc. (Division of SVAD). This is the next step in this divisions plan to become a regional to national player in the online small run, high quality digital print industry commonly referred to as the “Digital Print On-Demand” industry.

Through Worldwide Media, the Company has a principal business objective of the production, acquisition (through exclusive licensing arrangements with independent producers worldwide), sale and distribution of special interest, family oriented, inspirational and children’s DVDs and programs.

Six months ended December 31, 2011 and 2010

During the six months ended December 31, 2011, the Company generated revenues of $264,395, compared to revenues of $42,810 for the comparable period in 2010.  This increase in revenues is attributable primarily to the addition of Worldwide Media Organization on December 30, 2010.  The Company incurred $71,043 and $13,171 in cost of sales, respectively for the six month periods ended December 31, 2011, resulting in gross margins of $195,352 and $29,639, respectively. The Company recorded operating expenses totaling $251,187 and $46,275 for the six-month periods ended December

31, 2011 and 2010, respectively, and $21,426 in other income during the 2011 period. The net losses recognized by the Company for the six month periods ended December 31, 2011 and 2010 totaled $36,409 and $16,636, respectively.  The Company’s increased net loss is attributable primarily to the additional operations of Worldwide Media Organization, which was acquired on December 30, 2010.  The Company’s increased gross margin for the period is attributable primarily to the continuing our marketing plan of directly distributing our products among major distributors in the educational video market thereby decreasing our cost of sales significantly.

Three months ended December 31, 2011 and 2010

During the three months ended December 31, 2011, the Company generated revenues of $98,863, compared to revenues of $19,032 for the comparable period in 2010.  This increase in revenues is attributable primarily to the addition of Worldwide Media Organization on December 30, 2010.  The Company incurred $18,424 and $7,191 in cost of sales, respectively for the three-month periods ended December 31, 2011, resulting in gross margins of $80,439 and $11,841, respectively. The Company recorded operating expenses totaling $153,680 and $26,735 for the three-month periods ended December 31, 2011 and 2010, respectively, and $212 in other expense during the 2011 period. The net losses recognized by the Company for the three-month periods ended December 31, 2011 and 2010 totaled $73,241 and $14,894, respectively.  The Company’s increased net loss is attributable primarily to the additional operations of Worldwide Media Organization, which was acquired on December 30, 2010.  The Company’s increased gross margin for the period is attributable primarily to the continuing our marketing plan of directly distributing our products among major distributors in the educational video market thereby decreasing our cost of sales significantly.

The Company’s total revenue of $98,863 was more than five times more than the same quarter from 2010.  Additionally, our gross margin of $80,439 was over six times more than the same quarter from last year.  The Company is growing at a rapid pace and expects to end the fiscal year 2012 with between $750,000 and $1,000,000 in total revenue based upon the pace of the total revenues during the first half of the 2012 fiscal year.

Liquidity and Capital Resources

As of December 31, 2011, the Company had negative working capital of $101,918, which represents current assets minus current liabilities.  This negative working capital is attributable to monies owed accounts payable and accrued liabilities. The Company’s current assets as of December 31, 2011 consisted of $266 in cash, $40,503 in related-party receivables, $11,752 in prepaid royalties, and $98,323 in trade account receivable, net.

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

The following are print and mail services offered by the Company:

• Business Cards

• Carbonless Forms

• Catalogs/Booklets

• Flyers

• Posters

• Graphic Design

• Automated Presort

• Brochures

• Copying

• Envelopes

• Letterhead

• Postcards

• Presentation Folders

• Insert and Address

Digital Print On-Demand

In an effort to increase our top line revenue and grow the printing division into a national print shop, the Company recently leased and took delivery of a high end digital printer (Xerox 700 “V” Press) and contracted with Printing Storefront Solutions (See www. http://www.printingstorefrontsolutions.com) to develop a fully functional web based “Digital Print On-Demand” store front web site for the Silverton

Printing, Inc. (Division of SVAD). This is the next step in this divisions plan to become a regional to national player in the online small run, high quality digital print industry commonly referred to as the “Digital Print On-Demand” industry.

Silverton Printing will have the ability to set up store fronts from retail end users who will be able to enter their own pricing into the store front and sell printing services to their client base while all orders will be serviced in house by the division.

WHAT IS “DIGITAL PRINT-ON-DEMAND”?

Digital print-on-demand is a production process that lets you order manuals and brochures online in quantities you need at the moment, and have the output delivered directly to your end-users.  This eliminates administrative cost and hassles, while saving time, space, materials and money.  It’s good for the environment, too.

HOW DIGITAL PRINT-ON-DEMAND WORKS!

Imagine the on-demand production alternative.  Instead of pre-printing:

•

Store materials in an online Document Library at Silverton Printing, Inc. facility

•

Update them easily by sending new files via a password-protected Customer Portal

•

Print them only as needed, ordering anytime in any quantity on your Portal

•

Maintain few or no pre-prints in physical storage

•

Throw away nothing

•

Produce materials in black and white or full color, flat, folded or bound into manuals

•

Have orders delivered to your office, show or customers

Switching from long-run to digital print-on-demand can save you a lot of time and money. Basically, each machine does all the work from taking the initial order online by computer, preparing the order internally, and then sending the end product out with mailing labels attached and billing done automatically. The only personnel needed to run is for maintenance (and adding paper and ink) and the boxing the end product for mailing.

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

WMO Plans for 2012

IN HOUSE EDUCATIONAL TITLE PRODUCTIONS

WMO plans of self producing a series of educational titles in house for sale to the school and libraries.  These proposed titles will include the following (Cost of about $5,000 to $7,500 per title):

•

Spanish American War

•

Bolshevik Revolution 1917:  The Rise of Communism

•

History of FBI and CIA

•

Functions of US Cabinet Departments

•

The Great Depression/Great Dust Bowl/Migrations

•

Chinese Communist Revolution

•

Marshall Plan and Rebuilding of post-WWII Europe

•

The Black Plague

•

The Renaissance

•

Greek Philosophers:  Aristotle, Plato, Socrates

•

Aztec/Mayan Empire

•

Rise and Fall of Ancient Egyptian Empire

•

Rise and Fall of Persian Empire

•

Rise and Fall of the British Colonial Empire

•

Rise and Fall of the French Empire

•

Genghis Khan

•

The US-Korean War

•

Explorations and Raids of the Vikings

•

The History of the Great Crusades

•

The Grand Inquisition

•

The Rise of Islam

EDUCATIONAL LICENSING PROGRAM

WMO has recently acquired many new titles that include both content for the home video and educational title markets.  These new acquisitions (North American License Rights) include:

•

Animal Encyclopedia Vol. 1-10 which features footage from the BBC (KM Media Group – Czech Republic)

•

Discover the World – 63 volume series which explores the countries of the world (KM Media Group - Czech Republic)

WMO also acquired the North American license rights from Explora Films (Spain) for 58 total programs of varying length which includes some of the following titles:

Anthropology

•

Kingdoms of the Himalayas

•

Inhabitants of Timeless Africa

•

Pygmies, Agony of the Green God

•

Himalayan Dwellers

Series

•

Isolated (6 episodes)

•

Third Planet (26 episodes)

•

Seaways (13 episodes)

History

•

The Celtic Legacy

•

La Joya and the Warriors of the Mist

•

Millennial Peru

•

The 2nd Day of May

Nature

•

Crocodiles:  Last Dragon

•

Elephants:  Twilight of the Giants

•

Zebras on the Move

•

South Georgia:  Life Under the Furious 50

•

The Mountains of the Wolf

FAMILY HOME DVD RECENT LICENSING

WMO recently acquired the North American Licensing rights to 16 feature films from Australian Children’s Television Foundation which includes one of the first movies starring a teenage Nicole Kidman. The names of the movies are as follows:

•

Escape from Jupiter

•

Sky Trackers

•

The Gift

•

Top Enders

•

Devil’s Hill

•

Princess Kate

•

Peter & Pompey

•

Let the Balloon Go

•

Captain Johnno

•

Room to Move/On Loan (Nicole Kidman)

•

Top Kid/The Other Facts of Life

•

Boys Soldiers/His Masters Goat

•

Quest Beyond Time/The Paper Boy

•

Just Friends/The Journey

•

Second Childhood/The Big Wish

•

Tarflowers/Mr. Edmund

DIGITAL VIDEO DOWNLOAD (STREAMING VIDEO)

WMO also plans on eventually developing a digital streaming website where end-users like schools, libraries, and home schoolers can digitally stream our educational DVD content for a small fee per download. Currently, WMO provides this same digital educational content to AIM/Learn 360 (Pays a percentage of sale semi-annually based upon client usage), a large educational video streaming company.  We are currently in negotiations with Discovery.com (will pay a percentage of sale quarterly based upon client usage) for this same service.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 2, 2011, the Company issued 100,000 shares of Series “A” Convertible Preferred Stock (the “Convertible Preferred Stock”) to two (2) non-affiliated purchasers for an aggregate capital raise of $10,000 USD.  The Convertible Preferred Stock is convertible into common stock of the Company at a conversion rate of one (1) share of Convertible Preferred Stock for one hundred (100) shares of Common Stock. The proceeds of the sale of the Convertible Preferred Stock was used to pay for book keeping and audited financial statements for the fiscal year ended June 30, 2011.

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

 (b) Reports on Form 8-K

During the period ended December 31, 2011, SILVERTON ADVENTURES, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
December 31, 2011	January 9, 2012	Change of Corporate Headquarters, Preferred Stock Issuance, and the announcement of a new online current information web site for corporate information disclosure.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silverton Adventures, Inc.
(Registrant)

Signature	Title	Date

/s/ Ronald Miller	President, CEO, Director	February 21, 2012
Ronald Miller

/s/ Sarit Mor	Treasurer, Secretary, Director	February 21, 2012
Sarit Mor

/s/ Sarit Mor	Principal Financial Officer	February 21, 2012
Sarit Mor

/s/ Ronald Miller	Principal Accounting Officer	February 21, 2012
Ronald Miller