Form 10-Q
period 2012-03-31
Silverton Adventures, Inc.
filed 2012-05-21
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

22

SIGNATURES

24

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERTON ADVENTURES, INC.
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2011	2011
	(Unaudited)
CURRENT ASSETS

Cash	$-	$4,943
Accounts receivable, net	97, 015	-
Related Party Payables	60,551	14,221
Prepaid Royalties	9,626	5,032

Total Current Assets	167,192	88,199

PROPERTY AND EQUIPMENT, net	62,075	63,398

TOTAL ASSETS	$229,267	$151,597

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Bank overdraft	$19,759	$-
Accounts payable and accrued liabilities	218,597	145,579
Royalty payable	17,133	24,708
Related party payables	65,901	-

Total Current Liabilities	321,390	170,287

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	100	-
Common stock, 75,000,000 shares authorized at par
value of $0.001; 17,800,000 and 11,250,000 shares
issued and outstanding, respectively	17,800	17,800
Additional paid-in capital	89,436	79,536
Accumulated deficit	(209,459)	(116,026)

Total Stockholders' Equity (Deficit)	(102,123)	(18,690)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$229,267	$151,597

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
REVENUES	$72,262	$204,982	$336,657	$247,792
COST OF SALES	30,136	30,136	93,824	43,307
GROSS MARGIN	49,481	174,846	242,833	204,485

OPERATING EXPENSES
Depreciation expense	20,529	20,529	27,465	27,465
Royalty expense	8,534	-	15,835	-
Payroll expense	45,264	-	114,724	-
Professional fees	19,677	19,830	85,975	46,366
General and administrative	25,401	73,743	123,924	86,546

Total Operating
Expenses	103,867	114,102	355,054	160,377

INCOME (LOSS) FROM OPERATIONS	(54,386)	60,744	(112,221)	44,108

OTHER INCOME (EXPENSES)
Interest expense	(2,638)	-	(3,018)	-
Gain on settlement of debt	-	-	21,806	-

Total Other Income (Expenses)	(2,638)	-	18,788	-

INCOME (LOSS) BEFORE TAXES	(57,024)	60,744	(93,433)	41,108

Income taxes	-	-	-	-

NET INCOME (LOSS)	$(57,024)	$60,744	$(93,433)	$41,108

BASIC AND DILUTED
INCOME (LOSS) PER SHARE	$(0.00)	0.00	$(0.01)	0.00

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	17,800,000	17,800,000	17,800,000	13,150,000

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	For the Nine Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(93,433)	$44,108
Adjustments to reconcile net loss to
net cash used by (used in) operating activities:
Depreciation expense	3,955	3,955
Bad debt expense	-	14,098
Expenses paid on behalf of the Company by a related party	25,521	24,772
Changes to operating assets and liabilities:
Accounts receivable	(33,012)	(69,567)
Accounts receivable - related party	-	(1,154)
Prepaid royalties	(4,594)	-
Inventory	-	3,035
Accounts payable and accrued expenses	73,018	61,923
Royalties payable	(7,575)	-
Net Cash Provided in (Used in) Operating Activities	(25,728)	81,170

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in purchase of subsidiary	-	6,570
Purchase of fixed assets	(13,024)	(56,010)
Net Cash Used in Investing Activities	(13,024)	(49,440)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdrafts	19,759	-
Repayments received on related party payables	56,281
Payments made toward related party receivables	(102,611)	-
Proceeds from related-party payables	48,905	(30,630)
Repayments to related party payables	(8,525)
Proceeds from note payables	10,000	-
Proceeds from the sale of preferred stock	10,000	-
Net Cash Provided by (Used in) Financing Activities	33,809	(30,630)
NET INCREASE (DECREASE) IN CASH	(4,943)	1,100
CASH AT BEGINNING OF PERIOD	4,943	775
CASH AT END OF PERIOD	$-	$1,875
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$168	$-
Income Taxes	$-	$-
NON CASH FINANCING ACTIVITIES:
Common stock issued in purchase of subsidiary	$-	$47,439

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2012 (Unaudited)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2012 (Unaudited)

NOTE 4 – RELATED-PARTY TRANSACTIONS

As of June 30, 2011, the Company had $14,221 in outstanding receivables from various officers and related parties.  During the nine month period ended March 31, 2012, the Company paid out an additional $102,611 in cash, and received repayments of $56,281, leaving an ending balance of $60,511 in related party receivables at March 31, 2012.  These amounts are unsecured, bear no interest, and are due on demand.

As of June 30, 2011, the Company had $-0- in outstanding payables due to various related parties.  During the nine month period ended March 31, 2012, the Company borrowed an additional $48,905 in cash, made repayments of $8,525, and had $25,521 of expenses paid on its behalf by related parties, leaving an ending balance of $65,901 in related party payables at March 31, 2012.  These amounts are unsecured, bear no interest, and are due on demand.

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

Under some of these arrangements, the Company pays an upfront royalty fee that is applied to future royalties as the Company consummates sales and incurs corresponding royalty expense.  The upfront fees that are to be applied against future royalty expense are capitalized and amortized as royalty expenses are applied.  As of March 31, 2012 and June 30, 2011, the Company has recorded $9,626 and $5,032 as prepaid royalties, respectively.

The Company has also entered into similar royalty agreements wherein the Company licenses media content rights to third parties in exchange for a royalty fee.  As of March 31, 2012 and June 30, 2011, the Company has recorded $17,133 and $24,708 as royalties payable related to such royalty fees, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On July 20, 2011, the Company entered into a convertible note payable in the amount of $10,000.  The note bears interest at 8.5 percent per annum and has a maturity date of July 20, 2014.  The creditor has the option at any time to convert the principal and any accrued interest into common stock of the Company according to the following stock prices: year one, $0.75 per share; year two, $1.00 per share; and year three, $1.25 per share.  As at March 31, 2012, the note has not been converted to common stock by the note holder.

NOTE 7 – STOCKHOLDERS’ DEFICIT

On December 2, 2011 the Company issued 100,000 shares of Series “A” preferred stock to two unrelated entities for cash at $0.10 per share in exchange for $10,000.  According to the terms of the preferred stock, each share of Series A preferred stock is convertible into shares of the Company’s common stock at a conversion ratio of one hundred (100) shares of common stock for every one (1) share of preferred stock.  The Company’s Series A preferred stock is not entitled to receive any dividends, has no liquidation rights, and is not entitled to any voting rights.

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

March 31, 2012 (Unaudited)

NOTE 8 – SEGMENT DISCLOSURES (CONTINUED)

The Company has three principal operating segments: (1) printing services, (2) media development and distribution, and (3) the corporate operations overseeing each segment and the financial reporting obligations of the combined entity.  These operating segments were delineated based on the nature of the products and services offered.

The Company has determined that there are two reportable segments: (1) printing services and (2) media development and distribution.  The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in ‘‘Note 3: Significant Accounting Policies.’’ All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments for the nine periods ended March 31, 2012 and 2011:

	Printing	Media Development
	Services	and Distribution	Consolidated
March 31, 2012
Revenues	$91,354	$245,303	$336,657
Cost of revenues	46,751	47,073	93,824
Operating expenses	65,339	285,715	355,054
Other (expense)	-	18,788	18,788
Net income (loss)	$(20,736)	$(70,697)	$(93,433)
Total assets	$76,935	$152,332	$229,267

March 31, 2011
Revenues	$65,288	$187,504	$252,792
Cost of revenues	12,877	30,430	43,307
Operating expenses	79,382	85,995	165,377
Net income (loss)	$(26,971)	$71,079	$44,108
Total assets	$61,030	$129,802	$190,832

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

Nine months ended March 31, 2012 and 2011

During the nine months ended March 31, 2012, the Company generated revenues of $336,657 while incurring $93,824 in cost of sales resulting in a gross margin of $242,833. After deducting $355,054 for total operating expenses resulted in a net loss from operations of $112,221. While we had an increase in total revenue for the previous nine-months ended March 31, 2011, we had a net loss from operations as of the result of the hiring of new staff and moving into larger facilities in anticipation of expanding both the printing and DVD operations in the coming fiscal year. The negative cash flow for this period is attributable primarily to the increase in payroll expense and increased royalty expense from the acquisition of a series of new titles.

Three months ended March 31, 2012 and 2011

During the three months ended March 31, 2012 the Company generated revenues of $72,262 while incurring $22,781 in cost of sales resulting in a gross margin of $49,481. After deducting $103,867 for total operating expenses resulted in a net loss from operations of $54,386. The net loss from operations for this period is a result of the hiring of new staff and moving into larger facilities in anticipation of expanding both the printing and DVD operations in the coming fiscal year. The negative cash flow for this period is attributable primarily to the increase in payroll expense and increased royalty expense from the acquisition of a series of new titles.

The Company has changed its method of marketing its products in both subsidiaries.

Worldwide Media Organization, Inc. (“WMA”) started marketing its products directly to retailers through major distributors thus lowering its cost of marketing while at the same time increasing its sales.  This has resulted in the third quarter of 2011 being the first quarter whereby the Company has been cash flow positive.  In the future, WMA plans on raising capital in order to increase their DVD products through self-productions and acquisition of DVD catalogs.  We anticipate WMA will continue to increase its revenue stream each quarter as we increase the titles available to our distributors.

Silverton Printing, Inc. has changed the printing services it provides and has focused on marketing to clients low run color jobs, high volume black and white printing, brochures, convention related booklets, and related printing.  We have also started to be more aggressive in our marketing efforts nationwide.

Liquidity and Capital Resources

As of March 31, 2012, the Company had negative working capital of $154,198, which is calculated by subtracting current liabilities from current assets.  This negative working capital is attributable to monies owed for accounts payable, royalties’ payable and to officers for related party payables. The Company’s current assets as of March 31, 2012 consisted of $97,015 in accounts receivable, $60,551 in related party receivables, and $9,626 in prepaid royalties.

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

•

The Mountains of the Wolf

[Balance of this Page Intentionally Left Blank]

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

Worldwide Media is becoming an established brand in the educational, public library and home-school markets.  The principles have over 25 years’ experience in servicing the needs of that particular market, with quality documentary, special interest and educational programs suited for the K-12 grade levels.  Education is a consistent priority in terms of funding and curriculum quality on the local, state and federal levels.  There is a constant need in the market for relevant and new programming to meet those requirements.  Worldwide Media is uniquely positioned in that regard, having relationships with hundreds of independent producers worldwide that have relevant quality content for the educational market, but lack the means to distribute it on a wide scale.  Worldwide Media has the distribution means in place either directly through direct solicitation or through strategic relationships with several of the top wholesalers and re-sellers into the educational/library markets.  Worldwide Media has also entered into strategic alliances with several companies in providing educational programming for on-line streaming and closed circuit broadcast into digital libraries serving schools and libraries throughout North America, a technology growing exponentially.

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

Allegro Media Group - a direct premium independent distributor into the retail home video music CD’s, and digital content market with over 25 years in representing a handful of labels into the general retail market and over 400 direct vendor/buyer account relationships; including but not limited to, Wal-Mart, Target, Sam’s Clubs, Anderson Merchandising, Costco, Amazon, Netflix, Barnes & Noble, Baker & Taylor, Ingram (serving over 5,000 individual stores), Best Buy, Critics Choice, Movies Unlimited, AAFES (Navy PX’s), Eurpac (military PX’s worldwide), Waxworks, Library Video, Midwest Tape, Blockbuster, Borders, VPD, etc. (complete account list available).

Total Content – a sub-licensor dealing with top catalogers with 20+ years’ experience; including, but not limited to:  Publishers Clearing House, Readers Digest, Avon, Carol Wright, Johnson Smith, Colombia House, Miles Kimball, Christian Book Distributors (serving over 25 million home schoolers), Discovery Catalog, Guideposts, Doubleday Direct, Harriet Carter, Wireless, Taylor Gifts, etc. (complete account list available).

Echo Bridge – sub licensor with proprietary displays and end caps in a large number of grocery, retail, drugstores chains, mass merchants, specializing in very high volume (“tonnage”) discount videos/DVD sales for the consumer mass market; including, but not limited to Wal-Mart, Safeway, a number of Midwest grocery chains and hardware/drug store chains, specialty catalogs, etc.  Echo Bridge is very focused and selective in product acquisition; and, when distributing, can generally move in excess of several thousand units per title.  Echo Bridge has licensed six family films from Worldwide Media and is considering a number of others.

Cerebellum – market’s leading distributor for educational media with 15+ years’ experience serving all major distributors and resellers into the educational, K-12, university, and public library markets; including but not limited to, Follett, Library Video, Barnes Noble, Christian Book Distributors (educational division), Brodarts, Midwest Tapes,  Mackin Distributors, Quality Books, Scholastic Media, Discovery, AIM, Learn 360 (digital downstreaming into individual classrooms nationwide), etc. (complete account list available).

John McClean Media – major distributor and licensor into the international television and DVD markets, with over 20 years’ experience and relationships cultivated with all major players in all broadcast and media markets worldwide.  Worldwide Media has entered into an exclusive licensing arrangement to have JMM represent all current, and future, productions into this sizable and very lucrative market.  Our current mix includes five of Worldwide Media’s productions, with a commitment for acquiring licensing rights to an additional twelve to thirteen productions, along with future productions still in developmental phase.

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

To control outside costs with key vendors, Worldwide Media has entered into relationships with large, fully licensed and industry professional duplication/replication companies to manufacture, assemble, shrink-wrap and ship its DVD programs:  CDI Media in Salt Lake City, Utah and VEA Associates in Irvine, CA.  Worldwide Media has negotiated very favorable most-favored-nation pricing for its manufacturing and shipping needs.  Worldwide Media is negotiating with a third lab, RLX Media, in Coral Gables, FL. as well; in order to cover all US retail and catalog drop-ship locations in the most cost effective way possible.

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

(b) Reports on Form 8-K

During the period ended March 31, 2012, SILVERTON ADVENTURES, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
None	None	None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silverton Adventures, Inc.
(Registrant)

Signature	Title	Date

/s/ Ronald Miller	President, Chief Executive Officer, Director	May 21, 2012
Ronald Miller

/s/ Ronald Miller	Secretary	May 21, 2012
Ronald Miller

/s/ Ronald Miller	Principal Financial Officer	May 21, 2012
Ronald Miller

/s/ Ronald Miller	Principal Accounting Officer	May 21, 2012
Ronald Miller