Form 10-K
period 2012-06-30
Silverton Adventures, Inc.
filed 2012-10-15
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of October 11, 2011 (date of filing) was approximately $1,079,000.00 based upon the $0.83 price per share which was the price of the last trade on October 11, 2012. The current bid price is $0.70 per share and the current offer is $0.83 per share.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the last practicable date:

•

11,250,000

June 30, 2010

•

10,750,000

October 12, 2010

•

17,800,000

June 30, 2011

•

17,800,000

June 30, 2012

•

17,800,000

October 12, 2012

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

TABLE OF CONTENTS

PART I

Item 1

Business

 5

Item 1A

Risk Factors

10

Item 1B

Unresolved Staff Comments

10

Item 2

Properties

10

Item 3

Legal Proceedings

10

Item 4

Submission of Matters to a Vote of Security Holders

10

PART II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters and

11

Issuer Purchases of Equity Securities

Item 6

Selected Financial Data

13

Item 7

Management’s Discussion and Analysis of Financial Condition and

14

Results of Operations

Item 8

Financial Statements and Supplementary Data

16

Item 9

Changes in and Disagreements With Accountants and Accounting and

29

Financial Disclosure

Item 9A(T)

Controls and Procedures

29

Item 9B

Other Information

30

PART III

Item 10

Directors, Executive Officers and Corporate Governance

31

Item 11

Executive Compensation

32

Item 12

Security Ownership of Certain Beneficial Owners and Management

33

and Related Stockholder Matters

Item 13

Certain Relationships and Related Transactions and Director Independence

33

Item 14

Principal Accounting Fees and Service

34

PART IV

Item 15

Exhibits, Financial Statement Schedules

35

SIGNATURES

36

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

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.  PROPERTIES

Our principal Nevada executive offices are located at 6283-B South Valley View Boulevard Las Vegas, Nevada 89118 and our phone number is (702) 876-1539. This facility is currently being provided to the Company pursuant to a sub-lease from its officers and directors.  There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2012.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 24, 2010, our common stock was approved for listing on the OTCBB® under the ticker symbol SVAD.  As of the date of this filing, there have been few trades for our common stock and it remains relatively illiquid. Below is a list of the trading high, low and quarter end of our common stock of our most recent three quarter ends:

Quarter then Ended	Low Price	High Price	Last Trade

September 30, 2012	$0.10	$0.17	$0.10

June 30, 2012	No Trades	No Trades	No Trades

March 31, 2012	$0.55	$0.83	$0.55

December 31, 2011	$0.55	$0.83	$0.83

September 30, 2011	No Trades	No Trades	No Trades

June 30, 2011	$0.70	$0.95	$0.70

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

Holders

As of June 30, 2012, we had 17,800,000 shares of common stock, par value $0.001, issued and outstanding held by approximately 40 shareholders of record. The stock transfer agent for our securities is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, AZ 85251-6015 - Telephone: (480) 481-3940 and Facsimile: (480) 481-3941.

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

Recent Sales of Unregistered Securities

The Company has authorized 75,000,000 shares of common stock with a par value of $.001, and no preferred stock.  Since inception, the Company has issued the following 17,800,000 shares of common stock that is restricted. The Company has issued the following shares of restricted common stock since the filing of its last annual statement for fiscal year ended June 30, 2012:

•

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

•

During July 2012, pursuant to an exempt offering, the Company sold a two-year note payable in the amount of $30,000 which pays 15% annually.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

The following table includes select data extracted from, and should be examined in conjunction with, the audited financial statements and footnotes for the year ended June 30, 2012 and 2011 found under Item 8 of this annual report.

	Year Ended	Year Ended
	June 30, 2012	June 30, 2011

Revenues	$ 412,794	$ 475,262

Cost of Sales	122,087	91,202

Gross Margin	290,707	384,060

Total Operating Expenses	549,915	385,105

Net Loss	(238,849)	(1,045)

Net Cash Provided by Operating Activities	(127,793)	111,189

Net Cash Used by Investing Activities	(13,272)	(54,293)

Net Cash Provided by (Used by) Financing Activities	136,122	(52,728)

Cash on hand	0	4,943

Net loss per basic and diluted shares	(0.01)	(0.00)

Weighted average number of common shares outstanding:	17,800,000	14,299,725

Cash dividends declared per common share	-	-

Property and equipment, net	57,319	63,398

Stockholders’ deficit	(247,539)	(18,690)

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

Results of Operations

The following table provides selected financial data about our company for the year ended June 30, 2012 and 2011, respectively.

Balance Sheet Data	June 30, 2012	June 30, 2011

Cash	$0	$4,943

Total Current Assets	$96,949	$88,199

Total Assets	$154,268	$151,597

Total Liabilities	$401,807	$170,287

Stockholders' Deficit	$(247,539)	$(18,690)

Plan of Operation

We have developed a plan of operation reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our new product development, and our required staffing and additional funding requirements to fulfill our business objectives.

Cash Requirements

We estimate that we require a minimum of approximately $250,000 and a maximum of approximately $500,000 to grow our operations for the next 12 months from the date of this annual report. The minimum of $250,000 is required for acquisition of educational and family titles, marketing of our printing services, operating expenses and general operational overhead. The maximum will be required to fully implement our business plan which will include the following marketing of our services, new copiers, additional staff, purchase of educational and family video programs, and general working capital associated with the growth of the Company.

Revenues

The Company has recorded $412,794 and $475,262 in revenues from operations as of June 30, 2012 and 2011, respectively, which was generated from client printing (mainly color printing), mailing, sales of educational and family oriented DVD programs (through our acquired subsidiary Worldwide Media Organization, Inc.), and related services. Cost of sales for June 30, 2012 and 2011 respectively are $122,087 and $91,202, resulting in a gross margin of $290,707 and $384,060, respectively for such same time periods.

Operating and General & Administrative Expenses

The Company’s operating expenses consisting of depreciation expense, advertising expense, bad debt expense, royalty expense, payroll, professional fees, and general and administrative expenses totaling $549,915 and $385,105, respectively, for June 30, 2012 and 2011 resulting in a net loss from operations of $259,208 and $1,045 for such same time periods.

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

Capital and Liquidity

As of June 30, 2012 and 2011, we had total current assets of $96,949 and $88,199 respectively, and total current liabilities of $401,807 and $170,287, respectively.

We had cash on hand of $0 and $4,943 as of June 30, 2012 and 2011, respectively. We do not have sufficient cash to meet our short-term expansion needs over the next 12 months, which are to sell our printing and mailing services on a more regional basis and acquire more DVD titles, and hire more employees and staff. We are currently upgrading our ecommerce web site at www.silvertoninc.com for our subsidiary Silverton Printing, Inc. and at www.mediahomevideo.com for our subsidiary Worldwide Media Organization, Inc. in order to increase our revenues. We intend to bring in new client through Internet and more traditional advertising means and attract customers by lowering our margins in hopes of increasing our capacity.

[Balance of Page Intentionally Left Blank]

ITEM 8 Financial Statements and Supplementary Data

SILVERTON ADVENTURES, INC.

FINANCIAL STATEMENTS

June 30, 2012 and 2011

SILVERTON ADVENTURES, INC.

TABLE OF CONTENTS

Page

Balance Sheets as of June 30, 2012 and 2011

F-1

Statements of Operations for the years ended June 30, 2012 and 2011

F-2

Statements of Stockholder’s Equity for the years ended June 30, 2012 and 2011

F-3

Statements of Cash Flows for the years ended June 30, 2012 and 2011

F-4

Notes to Financial Statements

F-5-F-10

SILVERTON ADVENTURES, INC.

Consolidated Balance Sheets

ASSETS
	June 30,	June 30,
	2012	2011

CURRENT ASSETS

Cash	$-	$4,943
Trade accounts receivable, net	35,010	64,003
Accounts receivable, related parties	52,313	14,221
Prepaid royalties	9,626	5,032

Total Current Assets	96,949	88,199

PROPERTY AND EQUIPMENT, net	57,319	63,398

TOTAL ASSETS	$154,268	$151,597

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$247,410	$145,579
Bank overdraft	19,973	-
Royalties paid	21,775	24,708
Notes payable	29,788	-
Convertible note payable	10,000	-
Related party payables	72,861	-

Total Current Liabilities	401,807	170,287

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, 10,000,000 shares authorized
at par value of $0.001, no shares
issued and outstanding	100	-
Common stock, 75,000,000 shares authorized at par
value of $0.001; 17,800,000 issued and
outstanding respectively	17,800	17,800
Additional paid-in capital	89,436	79,536
Accumulated deficit	(354,875)	(116,026)

Total Stockholders' Equity (Deficit)	(247,539)	(18,690)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$154,268	$151,597

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.

Statements of Operations

	For the Year Ended
	June 30,
	2012	2011

REVENUES	$305,106	$177,516
COST OF SALES	107,688	297,746
TOTAL REVENUES	412,794	475,262

COST OF SALES	122,087	91,202

GROSS MARGIN	290,707	384,060

OPERATING EXPENSES

Royalty Expense	29,293	35,766
Bad Debt Expense	63,106	94,782
Depreciation Expense	19,351	8,932
General and administrative	178,815	103,274
Payroll expense	156,967	88,651
Professional fees	102,383	53,610

Total Operating
Expenses	549,915	385,105

LOSS FROM OPERATION	(259,208)	(1,045)

OTHER INCOME

Interest expense	(1,477)	-
Gain on settlement of debt	21,806	-
Total Other Income (Expenses)	20,539	-

NET LOSS BEFORE INCOME TAXES	$(238,849)	$(1,045)

Income Taxes	-	-

NET LOSS	$(238,849)	$(1,045)

BASIC AND DILUTED
LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	17,800,000	14,290,000

The accompanying notes are an integral part of these financial statements.

SILVERTON ADVENTURES, INC.

Statements of Stockholders' Equity (Deficit)

SILVERTON ADVENTURES, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2010	-	$-	11,250,000	$11,250	$24,750	$(114,981)	$(78,981)

Common stock cancelled	-	-	(500,000)	(500)	500	-	-

Common stock issued for
acquisition of subsidiary	-	-	7,050,000	7,050	40,389	-	47,439

Contributed capital for forgiveness
of related party debt	-	-	-	-	13,897	-	13,897

Net loss for the year ended
June 30, 2011	-	-	-	-	-	(1,045)	(1,045)

Balance, June 30, 2011	-	-	17,800,000	17,800	79,536	(116,026)	(18,690)

Preferred stock issued for cash
and services rendered at $0.10
per share	100,000	100	-	-	9,900	-	10,000

Net loss for the year ended
June 30, 2012	-	-	-	-	-	(238,849)	(238,849)

Balance, June 30, 2012	100,000	$100	17,800,000	$17,800	$89,436	$(354,875)	$(247,539)

The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

	For the Years Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(238,849)	$(1,045)
Adjustments to reconcile net loss to
net cash used by operating activities:	63,106	94,982
Bad Debt Expense	6,500	-
Preferred Stock issued for services	19,351	8,931
Depreciation expense	19,531
Expenses paid for on behalf of the Company
by a related party	-	23,259
Changes to operating assets and liabilities:
Accounts receivable	(34,113)	(123,727)
Inventory	-	3,035
Related-party receivables	(38,092)	-
Prepaid royalties	(4,594)	(5,032)
Accounts payable and accrued liabilities	101,832	86,168
Royalties paid	(2,933)	24,708
Net Cash Provided by (Used in) Operating Activities	(127,793)	111,189

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of subsidiary	-	6,570
Disposal of fixed assets	2,638	-
Purchase of property and equipment	(15,910)	(60,863)
Net Cash Used in Investing Activities	(13,272)	(54,293)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of preferred stock	3,500	-
Changes in bank overdraft	19,973	-
Proceeds from related party payables	233,633	175,742
Proceeds from note payables	39,788	-
Repayments of related party payables	(150,772)	(228,470)
Net Cash Provided by (Used in) Financing Activities	136,122	(52,780)

NET INCREASE (DECREASE) IN CASH	(4,943)	4,168
CASH AT BEGINNING OF PERIOD	4,943	775
CASH AT END OF YEAR	$-	$4,943

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for acquisition of subsidiary	$-	$47,439
Contributed capital for forgiveness of RP debt	$-	$13,897
Cancellation of common stock	$-	$500

The accompanying notes are an integral part of these consolidated financial statements.

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

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

Principles of Consolidation

The accompanying consolidated financial statements for the years ended June 30, 2012 and 2011 include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The company considers all highly liquid investments with original maturities of three months or less to be cash or cash equivalents

Concentrations of Risk

The Company’s bank accounts are held by insured institutions. The funds are insured up to $250,000. At June 30, 2012, the Company’s bank deposits did not exceed the insured amounts.

Two of the Company’s customers make up 57 percent of total sales and five vendors account for 61.5 percent of total purchases.

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

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

The Company’s accounts receivable, net of the allowance for doubtful accounts, was $35,010 and $64,003 at June 30, 2012 and 2011, respectively.

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

Valuation of Long-Lived Assets

The Company follows ASC 360 regarding the valuations and carrying values of its long-lived assets. Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values.  For the years ended June 30, 2012 and 2011, no impairment of fixed assets was recognized.

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

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $10,413 and $15,223 in advertising expense for the years ended June 30, 2012 and 2011, respectively.

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

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended June 30, 2012 and 2011, nor were any interest or penalties accrued as of June 30, 2012.

Basic Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012 or 2011.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the year ended June 30, 2012, the Company realized a net loss of $238,849 and has incurred an accumulated deficit of $354,875.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of June 30, 2012 and 2011, property and equipment consisted of the following:

	June 30,
	2011	2010

Printing and imaging equipment	$86,478	$73,333
Computer equipment	2,385	2,506
Total property and equipment	88,863	75,839
Accumulated depreciation	(31,544)	(12,441)

Total property and equipment, net	$57,319)	$63,399)

Depreciation expense for the years ended June 30, 2012 and 2011 was $19,351 and $8,932, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company.  The related party payable totaled $72,861 and $-0- at June 30, 2012 and 2011, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

During the year ended June 30, 2012, expenses paid for on behalf of the Company totaled $30,021, cash proceeds from related parties totaled $223,633, and cash repayments of related party payables totaled $150,772.  On June 30, 2011, two related party debt holders agreed to cancel debts totaling $13,897 which was recorded as contributed capital.

NOTE 5 – ROYALTIES

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublicense the rights to another party.  The agreements require the Company to pay an upfront royalty fee and then ongoing royalty fees of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $29,293 and $35,766 for the years ended June 30, 2012 and 2011, respectively.  As of June 30, 2012 and 2011, royalty payables under these agreements totaled $21,775 and $24,708, respectively.

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 5 – ROYALTIES (CONTINUED)

Under some of these arrangements, the Company pays an upfront royalty fee that is applied to future royalties as the Company achieves sale and incurs corresponding royalty expense.  The upfront fees that are to be applied against future royalty expense are capitalized and amortized as royalty expenses are applied.  As of June 30, 2012 and 2011, the Company has recorded $9,626 and $5,032 as prepaid royalties, respectively.

The Company has also entered into similar royalty agreements wherein the Company licenses content rights to third parties in exchange for a royalty fee.  During the years ended June 30, 2012 and 2011, the Company recognized royalty revenue of $107,688 and $297,746, respectively.

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

NOTE 7 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue two classes of stock.  The total number of shares authorized to be issued by the Company is 10,000,000 shares of preferred stock at a par value of $0.001 per share and 75,000,000 shares of common stock at a par value of $0.001.  As of June 30, 2012, the Company has10,000 preferred shares issued and outstanding and 17,800,000 common shares issued and outstanding.

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 7 - STOCKHOLDERS’ DEFICIT (CONTINUED)

On June 30, 2011, the Company issued 7,050,000 shares of common stock to acquire its now wholly owned subsidiary, Worldwide Media Organization, Inc.  The shares were valued at $47,439 based on the net book value of Worldwide Media Organization, Inc. on the date of acquisition (see Note 6). On June 30, 2011, two related party debt holders agreed to cancel debts totaling $13,897. The forgiveness of debt was recorded as contributed capital from related parties.

On December 2, 2011 the Company issued 100,000 shares of Series “A” preferred stock to two unrelated entities for cash at $0.10 per share in exchange for cash of $3,500 and services valued at $6,500.  According to the terms of the preferred stock, each share of Series A preferred stock is convertible into shares of the Company’s common stock at a conversion ratio of one hundred (100) shares of common stock for every one (1) share of preferred stock.  The Company’s Series A preferred stock is not entitled to receive any dividends, has no liquidation rights, and is not entitled to any voting rights.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On July 20, 2011, the Company entered into a convertible note payable in the amount of $10,000.  The note bears interest at 8.5 percent per annum and has a maturity date of July 20, 2014.  The creditor has the option at any time to convert the principal and any accrued interest into common stock of the Company according to the following stock prices: year one, $0.75 per share; year two, $1.00 per share; and year three, $1.25 per share.  As at June 30, 2012, the note has not been converted to common stock by the note holder.

NOTE 9 – INCOME TAXES

The Company’s provision for income taxes was $-0- for the years ended June 30, 2012 and 2011, respectively, since the Company has accumulated taxable losses from operations.  ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded.

The total deferred tax asset is calculated by multiplying a 39 percent marginal tax rate by the cumulative Net Operating Loss (“NOL”).  At June 30, 2012, the Company has available $338,476 of NOL’s which expire in various years beginning in 2026 and carrying forward through 2032.  The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2012 and 2011 were as follows:

	June 30,
	2012	2011

Cumulative NOL	$338,476	$106,127

Deferred Tax Assets:
Net operating loss carry forwards	(101,543)	(45,251)
Common and preferred stock issued for services	6,396	3,861
Valuation allowance	95,147	41,390
	$-	$-

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 9 – INCOME TAXES (Continued)

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34 percent to net loss before provision for income taxes for the following reasons:

	June 30,
	2012	2011

Income tax benefit at U. S. federal statutory rates:	$(90,616)	$(408)
Preferred stock issued for services	2,535	-
Change in valuation allowance	88,081	408
	$-	$-

The Company files federal and Nevada income tax returns subject to statutes of limitations.   The years ended June 30, 2012, 2011, and 2010 are subject to examination by federal and state tax authorities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Royalty Agreements

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublet the rights to another party.  The agreements require the Company to pay royalties of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $29,293 and $35,766 for the years ended June 30, 2012 and 2011, respectively.

Legal Proceedings

The Company may be party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters.  There is no litigation or contingencies that require accrual or disclosure as of June 30, 2012.

NOTE 11 - SUBSEQUENT EVENTS

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in  Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As of June 30, 2012, management has determined that the Company’s internal control over financial reporting as of June 30, 2012 was not effective.  We are in the process of developing new policies and procedures with regards to internal control over financial reporting.

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

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended June 30, 2012 covered by this report were not previously reported on Form 8-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below is the name and age of each individual who was a director or executive officer of Silverton Adventures, Inc. as of June 30, 2012, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

NAME	AGE	POSITION	DATES SERVED

Ron Miller	59	President and Director (Chairman of the Board)	December 2010 to Present

Sarit Mor	51	Secretary, Treasurer, and Director	Inception to Present

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of June 30, 2012. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 17,800,000 total outstanding shares of our common stock as of October 13, 2011.

Amount and Nature of Beneficial Ownership as of June 30, 2012:

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

Item 13 – Certain Relationships and Related Transactions, Director Independence

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. During the years ended June 30, 2012 and 2011 the Company borrowed from related parties $223,633 and $175,742 and repaid $150,722 and $228,470, respectively.  The related party payables total $72,861 and $0 as of June 30, 2012 and 2011, respectively. These notes bear no interest, are uncollateralized and due on demand.

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

20121:  $22,500

2011:

$ 22,500

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2012:   $ 0

2011:

  $ 0

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2012:    $ 0

2011:    $ 0

All Other Fees:

2012:

 $ 0

2011:   $ 0

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

October 15, 2012

Silverton Adventures, Inc.

By:

/s/ Ron Miller

Ron Miller, President (Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

October 15, 2012

By:

/s/ Ron Miller

Ron Miller, President

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer

Chairman of the Board of Directors