Form 10-K/A
period 2012-06-30
Silverton Adventures, Inc.
filed 2012-10-24
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

FORM 10-K/A

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of October 23, 2012 (date of filing) was approximately $1,079,000.00 based upon the $0.97 price per share which was the price of the last trade on October 22, 2012. The current bid price is $0.80 per share and the current offer is $0.95 per share.

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

TABLE OF CONTENTS

PART I

Item 1  Business          5

Item 1A Risk Factors         11

Item 1B  Unresolved Staff Comments       11

Item 2  Properties         11

Item 3  Legal Proceedings        11

Item 4  Submission of Matters to a Vote of Security Holders    11

PART II

Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and  12

Issuer Purchases of Equity Securities

Item 6  Selected Financial Data        14

Item 7  Management’s Discussion and Analysis of Financial Condition and   15

Results of Operations

Item 8  Financial Statements and Supplementary Data     17

Item 9 Changes in and Disagreements With Accountants and Accounting and   33

Financial Disclosure

Item 9A(T) Controls and Procedures       33

Item 9B Other Information        34

PART III

Item 10 Directors, Executive Officers and Corporate Governance    35

Item 11 Executive Compensation       36

Item 12 Security Ownership of Certain Beneficial Owners and Management   37

and Related Stockholder Matters

Item 13 Certain Relationships and Related Transactions and Director Independence 37

Item 14 Principal Accounting Fees and Service      37

PART IV

Item 15 Exhibits, Financial Statement Schedules      39

SIGNATURES           40

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

	Year Ended	Year Ended
	June 30, 2012	June 30, 2011

Revenues	$ 329,228	$ 475,262

Cost of Sales	109,177	91,202

Gross Margin	220,051	384,060

Total Operating Expenses	494,612	385,105

Net Loss	(258,865)	(1,045)

Net Cash Provided by (Used in) Operating Activities	(87,811)	111,189

Net Cash Used by Investing Activities	(35,385)	(54,293)

Net Cash Provided by (Used by) Financing Activities	118,253	(52,728)

Cash on hand	-	4,943

Net loss per basic and diluted shares	(0.01)	(0.00)

Weighted average number of common shares outstanding:	17,800,000	14,299,725

Cash dividends declared per common share	-	-

Property and equipment, net	16,171	63,398

Stockholders’ deficit	(267,555)	(18,690)

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

Results of Operations

The following table provides selected financial data about our company for the year ended June 30, 2012 and 2011, respectively.

Balance Sheet Data	June 30, 2012	June 30, 2011

Cash	$-	$4,943

Total Current Assets	$101,793	$100,423

Total Assets	$117,964	$163,821

Total Liabilities	$385,519	$182,511

Stockholders' Deficit	$(267,555)	$(18,690)

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

Revenues

The Company has recorded $329,228 and $475,262 in revenues from operations as of June 30, 2012 and 2011, respectively, which was generated from client printing (mainly color printing), mailing, sales of educational and family oriented DVD programs (through our acquired subsidiary Worldwide Media Organization, Inc.), and related services. Cost of sales for June 30, 2012 and 2011 respectively are $109,177 and $91,202, resulting in a gross margin of $220,051 and $384,060, respectively for such same time periods.

Operating and General & Administrative Expenses

The Company’s operating expenses consisting of depreciation expense, advertising expense, bad debt expense, royalty expense, payroll, professional fees, and general and administrative expenses totaling $494,612 and $385,105, respectively, for June 30, 2012 and 2011 resulting in a net loss from operations of $258,865 and $1,045 for such same time periods.

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

Capital and Liquidity

As of June 30, 2012 and 2011, we had total current assets of $101,793 and $100,423 respectively, and total current liabilities of $385,519 and $182,511, respectively.

We had cash on hand of $-0- and $4,943 as of June 30, 2012 and 2011, respectively. We do not have sufficient cash to meet our short-term expansion needs over the next 12 months, which are to sell our printing and mailing services on a more regional basis and acquire more DVD titles, and hire more employees and staff. We are currently upgrading our ecommerce web site at www.silvertoninc.com for our subsidiary Silverton Printing, Inc. and at www.mediahomevideo.com for our subsidiary Worldwide Media Organization, Inc. in order to increase our revenues. We intend to bring in new client through Internet and more traditional advertising means and attract customers by lowering our margins in hopes of increasing our capacity.

[Balance of Page Intentionally Left Blank]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Silverton Adventures, Inc.

We have audited the accompanying consolidated balance sheets of Silverton Adventures, Inc. as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverton Adventures, Inc., as of June 30, 2012 and 2011, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had accumulated losses of $374,891 for the period from inception through June 30, 2012 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Farmington, UT

October 23, 2012

ITEM 8 Financial Statements and Supplementary Data

Silverton Adventures, Inc.

Consolidated Financial Statements

For the Years Ended June 30, 2012 and 2011

Report of Independent Registered Public Accounting Firm

2

Consolidated Balance Sheets

3

Consolidated Statements of Operations

4

Consolidated Statements of Stockholders’ Deficit

5

Consolidated Statements of Cash Flows

6

Notes to the Consolidated Financial Statements

8

SILVERTON ADVENTURES, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2012	2011

CURRENT ASSETS

Cash	$-	$4,943
Trade accounts receivable, net	15,187	64,003
Accounts receivable, related parties	76,853	26,445
Prepaid royalties	9,753	5,032

Total Current Assets	101,793	100,423

PROPERTY AND EQUIPMENT, net	16,171	63,398

TOTAL ASSETS	$117,964	$163,821

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$211,923	$145,579
Bank overdraft	19,972	-
Royalty payables	23,368	24,708
Notes payable	48,000	-
Convertible note payable	10,000	-
Related party payables	72,256	12,224

Total Current Liabilities	385,519	182,511

STOCKHOLDERS' DEFICIT

Preferred stock, 10,000,000 shares authorized at par
value of $0.001, 100,000 and no shares issued and
outstanding, respectively	100	-
Common stock, 75,000,000 shares authorized at par
value of $0.001; 17,800,000 shares issued and
outstanding, respectively	17,800	17,800
Additional paid-in capital	89,436	79,536
Accumulated deficit	(374,891)	(116,026)

Total Stockholders' Deficit	(267,555)	(18,690)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$117,964	$163,821

The accompanying notes are an integral part of these consolidated financial statements.

SILVERTON ADVENTURES, INC.
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2012	2011

SALES INCOME	$214,059	$177,516
ROYALTY INCOME	115,169	297,746
TOTAL REVENUES	329,228	475,262

COST OF SALES	109,177	91,202

GROSS MARGIN	220,051	384,060

OPERATING EXPENSES

Royalty expense	17,467	35,766
Bad debt expense	2,005	94,872
Depreciation expense	14,050	8,932
General and administrative	199,045	103,274
Payroll expense	201,364	88,651
Professional fees	60,681	53,610

Total Operating Expenses	494,612	385,105

LOSS FROM OPERATIONS	(274,561)	(1,045)

OTHER INCOME (EXPENSES)

Interest expense	(4,159)	-
Loss on disposal of assets	(1,951)	-
Gain on settlement of debt	21,806	-

Total Other Income (Expenses)	15,696	-

NET LOSS BEFORE INCOME TAXES	(258,865)	(1,045)

Income taxes	-	-

NET LOSS	$(258,865)	$(1,045)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	17,800,000	14,299,725

The accompanying notes are an integral part of these consolidated financial statements.

SILVERTON ADVENTURES, INC.
Consolidated Statements of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2010	-	$-	11,250,000	$11,250	$24,750	$(114,981)	$(78,981)

Common stock cancelled	-	-	(500,000)	(500)	500	-	-

Common stock issued for
acquisition of subsidiary	-	-	7,050,000	7,050	40,389	-	47,439

Contributed capital for forgiveness
of related party debt	-	-	-	-	13,897	-	13,897

Net loss for the year ended
June 30, 2011	-	-	-	-	-	(1,045)	(1,045)

Balance, June 30, 2011	-	-	17,800,000	17,800	79,536	(116,026)	(18,690)

Preferred stock issued for cash
and services rendered at $0.10
per share	100,000	100	-	-	9,900	-	10,000

Net loss for the year ended
June 30, 2012	-	-	-	-	-	(258,865)	(258,865)

Balance, June 30, 2012	100,000	$100	17,800,000	$17,800	$89,436	$(374,891)	$(267,555)

The accompanying notes are an integral part of these consolidated financial statements.

SILVERTON ADVENTURES, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(258,865)	$(1,045)
Adjustments to reconcile net loss to
net cash used by operating activities:
Bad debt expense	-	94,892
Preferred stock issued for services	-	-
Depreciation expense	14,050	8,931
Bad debt expense	2,005	-
Expenses paid on behalf of the Company
by a related party	23,251	23,259
Expenses paid on behalf of the Company
by an unrelated party	6,500	-
Loss on disposal of fixed assets	1,951	-
Changes to operating assets and liabilities:
Accounts receivable	46,811	(123,727)
Inventory	-	3,035
Related-party receivables	(50,408)	-
Prepaid royalties	(4,721)	(5,032)
Accounts payable and accrued liabilities	132,955	86,168
Royalties payable	(1,340)	24,708
Net Cash Provided by (Used in) Operating Activities	(87,811)	111,189

CASH FLOWS FROM INVESTING ACTIVITIES

Cash acquired in acquisition of subsidiary	-	6,570
Purchase of property and equipment	(35,385)	(60,863)
Net Cash Used in Investing Activities	(35,385)	(54,293)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from the sale of preferred stock	10,000	-
Changes in bank overdraft	19,972	-
Proceeds from related party payables	54,867	175,742
Repayments to related parties payable	(18,086)
Proceeds from convertible notes payable	10,000	-
Proceeds from notes payable	47,000	-
Repayments on notes payable	(5,500)	-
Repayments of related party payables	-	(228,470)
Net Cash Provided by (Used in) Financing Activities	118,253	(52,728)

NET INCREASE (DECREASE) IN CASH	(4,943)	4,168
CASH AT BEGINNING OF YEAR	4,943	775

CASH AT END OF YEAR	$-	$4,943

The accompanying notes are an integral part of these consolidated financial statements.

SILVERTON ADVENTURES, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2012	2011
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$2,524	$-
Income Taxes	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:

Common stock issued for acquisition of subsidiary	$-	$47,439
Contributed capital for forgiveness of related party debt	$-	$13,897
Cancellation of common stock	$-	$500

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

Two of the Company’s customers make up 31 percent of total sales and two vendor accounts for 28 percent of total purchases.

Accounts Receivable (Continued)

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

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable (Continued)

The Company’s accounts receivable, net of the allowance for doubtful accounts, was $15,187 and $64,003 at June 30, 2012 and 2011, respectively.

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

Valuation of Long-Lived Assets

The Company follows ASC 360 regarding the valuations and carrying values of its long-lived assets. Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values.  For the years ended June 30, 2012 and 2011 no impairment of fixed assets was recognized.

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

a)

Persuasive evidence of an arrangement exists,

b)

Delivery has occurred or services have been rendered,

c)

The fee is fixed or determinable,

d)

Collectability is reasonably assured.

Revenues from printing, reproduction and royalties are recognized under ASC 605.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $18,067 and $15,223 in advertising expense for the years ended June 30, 2012 and 2011, respectively.

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic and Diluted Loss per Common Share

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

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the year ended June 30, 2012, the Company realized a net loss of $258,865 and has incurred an accumulated deficit of $374,891.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of June 30, 2012 and 2011, property and equipment consisted of the following:

	June 30,
	2012	2011

Printing and imaging equipment	$28,053	$73,333
Computer equipment	2,506	2,506
Total property and equipment	30,559	75,839
Accumulated depreciation	(14,388)	(12,441)

Total property and equipment, net	$16,171)	$63,399)

Depreciation expense for the years ended June 30, 2012 and 2011 was $14,050 and $8,932, respectively.

During the year ended June 30, 2012, the Company acquired $35,385 in fixed assets.  During the same period, fixed assets valued at $80,763 (including certain assets purchased during the 2012 fiscal year) were returned to vendors.  These fixed asset returns yielded a loss on disposal of assets in the amount of $1,951.

NOTE 4 - RELATED PARTY TRANSACTIONS

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company.  During the year ended June 30, 2012 the Company received cash of $54,867 on these payables, had $27,262 in expenses paid on behalf of the Company, and made payments totaling $18,469 on these related-party payables.  Related party payables totaled $72,256 and $12,224 at June 30, 2012 and 2011, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

During the year ended June 30, 2012, the Company made cash payments totaling $199,002 to related parties, and received cash payments in return in the amount of $146,589.  Related-party receivables totaled $76,853 at June 30, 2012.  These receivables are unsecured, bear no interest, and are due on demand.

NOTE 5 – ROYALTIES

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublicense the rights to another party.  The agreements require the Company to pay an upfront royalty fee and then ongoing royalty fees of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $17,467 and $35,766 for the years ended June 30, 2012 and 2011, respectively.  As of June 30, 2012 and 2011, royalty payables under these agreements totaled $23,368 and $24,708, respectively.

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 5 – ROYALTIES (CONTINUED)

Under some of these arrangements, the Company pays an upfront royalty fee that is applied to future royalties as the Company achieves sales and incurs corresponding royalty expense.  The upfront fees that are to be applied against future royalty expenses are capitalized and amortized as royalty expenses are applied.  As of June 30, 2012 and 2011, the Company has recorded $9,753 and $5,032 as prepaid royalties, respectively.

The Company has also entered into similar royalty agreements wherein the Company licenses content rights to third parties in exchange for a royalty fee.  During the years ended June 30, 2012 and 2011, the Company recognized royalty revenue of $115,169 and $297,746, respectively.

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

NOTE 7 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue two classes of stock.  The total number of shares authorized to be issued by the Company is 10,000,000 shares of preferred stock at a par value of $0.001 per share and 75,000,000 shares of common stock at a par value of $0.001.  As of June 30, 2012, the Company has 100,000 preferred shares issued and outstanding and 17,800,000 common shares issued and outstanding.

Preferred Stock

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

Common Stock

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

NOTE 8 – CONVERTIBLE NOTES PAYABLE

On July 20, 2011, the Company entered into a convertible note payable in the amount of $10,000.  The note bears interest at 8.5 percent per annum and has a maturity date of July 20, 2014.  The creditor has the option at any time to convert the principal and any accrued interest into common stock of the Company according to the following stock prices: year one, $0.75 per share; year two, $1.00 per share; and year three, $1.25 per share.  As at June 30, 2012, the note has not been converted to common stock by the note holder

NOTE 9 – NOTES PAYABLE

On May 18, 2012 the Company entered into a note payable with an unrelated third party in the amount of $30,000.  The note is unsecured, bears interest at a rate of 12.0 percent per annum, and is due on May 18, 2014.

During the year ended June 30, 2012 the Company entered into a note payable with an unrelated third-party in the amount of $8,000.  The Company received $6,000 in cash, but agreed to repay a total of $8,000.  The $2,000 difference is accounted for as interest expense.  As of June 30, 2012, the note was in default and the creditor had made demands for payment.   As of June 30, 2012 the outstanding balance on this note was $6,500.

During the year ended June 30, 2012 the Company entered into a note payable with an unrelated third-party in the amount of $3,500.  The Company received $3,000 but promised to repay a total of $3,500 as of June 28, 2012.   The $500 difference is accounted for as interest expense.   As of June 30, 2012 the note was in default and the creditor has demanded payment.  The note term dictates that upon default, the Company is responsible for $100 per week in accrued interest.  In August 2012, this weekly penalty interest was reduced to $50 per week.  The note is unsecured and as of June 30, 2012 the outstanding balance on this note, including accrued interest, totaled $3,500.

During the year ended June 30, 2012 the Company entered into a note payable agreement with an unrelated third-party in which the related party would pay $6,500 of expenses on behalf of the Company.  The note is due on demand and bears no interest.  As of June 30, 2012 the outstanding balance on this note was $6,500.

During the year ended June 30, 2012 the Company entered into a note payable agreement with an unrelated third-party in the amount of $8,000.   The note is due on demand and bears no interest.  As of June 30, 2012 the outstanding balance on this note was $2,500.

NOTE 10 – INCOME TAXES

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

The total deferred tax asset is calculated by multiplying a 34 percent marginal tax rate by the cumulative Net Operating Loss (“NOL”).  At June 30, 2012, the Company has available $48,565 of NOL’s which expire in various years beginning in 2026 and carrying forward through 2032.  The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2012 and 2011 were as follows:

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 10 – INCOME TAXES (CONTINUED)

	June 30,
	2012	2011

Cumulative NOL	$163,645	$55,639

Deferred Tax Assets:
Net operating loss carry forwards	48,565	(39,449)
Common and preferred stock issued for services	3,366	3,366
Valuation allowance	(51,931)	36,083
	$-	$-

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34 percent to net loss before provision for income taxes for the following reasons:

	June 30,
	2012	2011

Income tax benefit at U. S. federal statutory rates:	$88,014	$(356)
Change in valuation allowance	(88,014)	356
	$-	$-

The Company files federal and Nevada income tax returns subject to statutes of limitations.   The years ended June 30, 2012, 2011, and 2010 are subject to examination by federal and state tax authorities.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

During the year ended June 30, 2012 the Company entered into a three-year office lease agreement.  The lease calls for monthly lease payments of $4,446 per month for the first year, $4,581 per month for the second year, and $4,717 per month for the third year.  The Company is also responsible for insurance, utilities, and common area expenses.  Rent expense totaled $34,566 and $16,850 for the years ended June 20, 2012 and 2011, respectively.

Royalty Agreements

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublet the rights to another party.  The agreements require the Company to pay royalties of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $17,467 and $35,766 for the years ended June 30, 2012 and 2011, respectively.

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

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 11 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Notes Payable

As of June 30, 2012 the Company was in default on a $3,000 note payable to an unrelated third-party.  The note terms dictate that upon default, the Company is responsible for $100 per week in accrued interest.  In August 2012 this weekly penalty interest was reduced to $50 per week.  As of June 30, 2012 the Company owed $500 in accrued interest related to its default on the note.

As of June 30, 2012 the Company was in default on an $8,000 note payable to an unrelated third-party.  The note has been sent to a collections agency, which has made a demand for full payment of the note principal and an additional $1,300 in collection fees.

NOTE 12 - SUBSEQUENT EVENTS

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

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of June 30, 2012. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 17,800,000 total outstanding shares of our common stock as of October 23, 2011.

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

Item 13 – Certain Relationships and Related Transactions, Director Independence

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company.  During the year ended June 30, 2012 the Company received cash of $54,867 on these payables, had $27,262 in expenses paid on behalf of the Company, and made payments totaling $18,469 on these related-party payables.  Related party payables totaled $72,256 and $12,224 at June 30, 2012 and 2011, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

During the year ended June 30, 2012, the Company made cash payments totaling $199,002 to related parties, and received cash payments in return in the amount of $146,589.  Related-party receivables totaled $76,853 at June 30, 2012.  These receivables are unsecured, bear no interest, and are due on demand.

Item 14 – Principal Accountant Fees and Services

Audit Fees: All fees which pertain to each of the last two fiscal year audits for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and the review of interim financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2012:  $21,500

2011:

$ 19,000

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2012:   $ -0-

2011:

  $ -0-

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2012:    $ -0-

2011:    $ -0-

All Other Fees:

2012:

 $ -0-

2011:   $ -0-

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

October 23, 2012

Silverton Adventures, Inc.

By:

/s/ Ron Miller

Ron Miller, President (Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

October 23, 2012

By:

/s/ Ron Miller

Ron Miller, President

Principal Executive Officer

Principal Financial Officer

Principal Accounting Officer

Chairman of the Board of Directors