Form 10-K/A
period 2012-06-30
Silverton Adventures, Inc.
filed 2012-10-24
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

FORM 10-K/A-2

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

[X] Yes [  ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. [X ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A-2. [X]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanation:

10K/A-2 is being filed due to revised pagination. No other changes have been made.

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

Silverton Adventures, Inc.

Consolidated Financial Statements

For the Years Ended June 30, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Deficit

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

26

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

20

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