Form 10-K/A
period 2012-06-30
Silverton Adventures, Inc.
filed 2012-11-09
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

FORM 10-K/A-3

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

[] Yes [X] No

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

Explanation:

10K/A-3 is being filed due to page 1 question being changed from being marked “Yes”, to being marked “No”:

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

No other changes have been made.