Form 10-Q
period 2012-09-30
Silverton Adventures, Inc.
filed 2012-11-19
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

As of November 19, 2012, the Registrant had 17,800,000 shares of its $0.001 par value Common Stock outstanding.

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

3

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS  11

PART II — OTHER INFORMATION

19

ITEM 1. LEGAL PROCEEDINGS

19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

19

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

ITEM 5. OTHER INFORMATION

19

None

19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

19

SIGNATURES

20

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2012	2012
	(Unaudited)	(Unaudited)
CURRENT ASSETS		(Restated)
Cash	$-	$-
Accounts receivable, net	20,015	15,187
Prepaid royalties	9,628	9,753
Total Current Assets	29,643	24,940

PROPERTY AND EQUIPMENT, net	14,312	16,171

TOTAL ASSETS	$43,955	$41,111

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$252,945	$211,923
Royalties payable	28,918	23,368
Bank overdraft	31,883	19,972
Notes payable	47,350	48,000
Related party payables	90,253	72,256
Total Current Liabilities	451,349	375,519

LONG-TERM LIABILITIES
Convertible note payable	10,000	10,000
Total Long-Term Liabilities	10,000	10,000

TOTAL LIABILITIES	461,349	385,519

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized
at par value of $0.001, 100,000 shares issued
and outstanding	100	100
Common stock, 75,000,000 shares authorized at par
value of $0.001; 17,800,000 shares issued and
outstanding	17,800	17,800
Additional paid-in capital	89,436	89,436
Accumulated deficit	(524,730)	(451,744)
Total Stockholders' Deficit	(417,394)	(344,408)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$43,955	$41,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2012	2011

SALES INCOME	$57,677	$76,624
ROYALTY INCOME	17,754	88,908
TOTAL REVENUE	75,431	165,532

COST OF SALES	22,245	52,619
GROSS MARGIN	53,186	112,913

OPERATING EXPENSES

Depreciation expense	1,859	4,802
Royalty expense	5,676	2,917
Payroll expense	43,965	49,217
Professional fees	20,770	24,299
General and administrative	52,568	33,065

Total Operating Expenses	124,838	114,300

LOSS FROM OPERATIONS	(71,652)	(1,387)

OTHER INCOME (EXPENSES)

Interest expense	(1,334)	(168)
Gain on settlement of debt	-	21,806

Total Other Income
Total Other Income (Expenses)	(1,334)	21,638

LOSS BEFORE INCOME TAXES	(72,986)	20,251

Income taxes	-	-

NET INCOME (LOSS)	$(72,986)	$20,251

BASIC AND DILUTED INCOME (LOSS)
PER SHARE	$(0.00)	$0.00

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING – BASIC AND DILUTED	17,800,000	17,800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(72,986)	$20,251
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation expense	1,859	4,802
Expenses paid on behalf of the Company by a related party	5,720	(4,009)
Changes to operating assets and liabilities:
Accounts receivable	(4,828)	(17,579)
Prepaid royalties	125	(6,720)
Accounts payable and accrued expenses	41,022	3,768
Royalties payable	5,550	(13,984)
Net Cash Used in Operating Activities	(23,538)	(13,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(4,372)
Net Cash Used In Investing Activities	-	(4,372)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdrafts	11,911	9,068
Proceeds from related-party receivables	18,500	-
Payments on related-party payables	(6,223)	(6,706)
Proceeds on related-party payables	-	1,740
Proceeds from notes payable	-	10,000
Repayments of notes payable	(650)	-
Net Cash Provided by Financing Activities	23,538	14,102
NET DECREASE IN CASH	-	(3,741)
CASH AT BEGINNING OF PERIOD	-	4,943

CASH AT END OF PERIOD	$-	$1,202

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

NOTE 4 – RELATED-PARTY TRANSACTIONS

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company.  During the three months ended September 30, 2012 the Company received cash of $24,221 on these payables, and made payments totaling $6,224 on these related-party payables. Related party payables totaled $90,253 and $72,256 at September 30, 2012 and June 30, 2012, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

NOTE 5 – ROYALTIES

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublicense the rights to another party.  The agreements require the Company to pay an upfront royalty fee and then ongoing royalty fees of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $5,676 and $2,917 for the three months ended September 30, 2012 and 2011, respectively.  As of September 30, 2012 and June 30, 2012, royalty payables under these agreements totaled $28,918 and $23,368, respectively.

Under some of these arrangements, the Company pays an upfront royalty fee that is applied to future royalties as the Company achieves sales and incurs corresponding royalty expense.  The upfront fees that are to be applied against future royalty expenses are capitalized and amortized as royalty expenses are applied.  As of September 30, 2012 and 2011, the Company has recorded $9,628 as prepaid royalties.

The Company has also entered into similar royalty agreements wherein the Company licenses content rights to third parties in exchange for a royalty fee.  During the three months ended September 30, 2012 and 2011, the Company recognized royalty revenue of $17,754 and $88,908, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On July 20, 2011, the Company entered into a convertible note payable in the amount of $10,000.  The note bears interest at 8.50 percent per annum and has a maturity date of July 20, 2014.  The creditor has the option at any time to convert the principal and any accrued interest into common stock of the Company according to the following stock prices: year one, $0.75 per share; year two, $1.00 per share; and year three, $1.25 per share.  As at September 30, 2012, the note has not been converted to common stock by the note holder.

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

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

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

The Company has determined that there are two reportable segments: (1) printing services and (2) media development and distribution.  The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in ‘‘Note 3: Significant Accounting Policies.’’ All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments for the nine periods ended September 30, 2012:

		Printing	Media Development
	Services	and Distribution	Consolidated
September 30, 2012
Revenues	$20,049	$55,382	$75,431
Cost of revenues	19,444	2,801	22,245
Operating expenses	30,430	94,408	124,838
Other expense	(213)	(1,121)	(1.334)
Net loss	$(30,038)	$(42,948)	$(72,986)
Total assets	$14,128	$29,827	$43,955

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855, Company management reviewed all material events through the filing or these financial statements and there are no material subsequent events to report

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2012 (Unaudited)

NOTE 10 – RESTATEMENT OF PREVIOUSLY AUDITED FINANCIAL STATEMENTS

As of November 19, 2012 the Company determined that it will need to restate its audited financial statements for the year ended June 30, 2012, as contained in its Annual Report on Form 10K, dated filed October 23, 2012.

As a result of the preparation of the Company’s unaudited financial statements as September 30, 2012 and for the three months ended September 30, 2012, the Company determined that it had not used the proper accounting treatment of capital distributions to an officer and director of the Company.  An officer and director of the Company was advanced funds in connection with travel and other expenses.  These advancements of funds were improperly recorded as related-party accounts receivable. The Company should have recorded these transactions as expenses and/or compensation for services performed.

As a result, the Company understated its net loss by $50,408 and $26,445 for the years ended June 30, 2012 and 2011, respectively.  In the restatement of the June 30, 2012 financial statements, the amounts will be accounted for as a payroll expense.  The result from the change will be an increase in accumulate deficit totaling $76,853 and an increase of $50,408 in payroll expense which results in a ($76,853) change to total current assets and stockholders’ equity.

The Company does not have an audit committee, at this time, and so its board of directors, have authorized the Company’s officers to discuss this matter with the independent auditors for the Company and a consensus was reached that disclosure should be made relating to the previously issued financial statements dated June 30, 2012 as to non-reliance as of November 19, 2012.

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

During the three months ended September 30, 2012, the Company generated revenues of $75,431 (as compared to revenues of $165,532 for three months ended September 30, 2011) while incurring $22,245 in cost of sales resulting in a gross margin of $53,186 (as compared to a gross margin of $112,913 for three months ended September 30, 2011). After the Company deducted $124,838 for total operating expenses and $1,334 in other expenses, we incurred a loss from operations of $72,986 for the quarter ended September 30, 2012 (as compared to income from operations of $20,251 for three months ended September 30, 2011).

The net loss for the three months ended September 30, 2012 is attributable primarily to a 9.2 percent increase in our operating expenses (from $114,300 for three months ended September 30, 2011 to $124,838 for three months ended September 30, 2012) while experiencing a 54.4% drop in our total revenues (from $165,532 for three months ended September 30, 2011 to $75,431 for three months ended September 30, 2012). To reach and maintain quarterly profitability, the Company must raise significant investment capital to be able to expand our inventory of educational and family oriented DVD titles under our subsidiary Worldwide Media, and marketing our printing services regionally under our subsidiary Silverton Printing, Inc. Our significant decrease in our total revenues was the direct result of the licensing loss of several popular family oriented DVD titles during the fiscal year which ended June 30, 2012.

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

Liquidity and Capital Resources

As of September 30, 2012, the Company had negative working capital of $421,706, which is current assets minus current liabilities.  This negative working capital is attributable to monies owed on accounts payable and accrued liabilities. The Company’s current assets as of September 30, 2012 consisted of $9,628 in prepaid royalties, and $20,015 in trade account receivable, net.

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

 (b) Reports on Form 8-K

During the period ended September 30, 2012, SILVERTON ADVENTURES, INC. filed the following Current Reports on Form 8-K:

Date of Report	Date Filed	Items Reported
October 24, 2012	October 23, 2012	Financial Statement Non-Reliance

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Silverton Adventures, Inc.
(Registrant)

Signature	Title	Date

/s/ Ron Miller	President, CEO, Treasurer, and Director	November 19, 2012
Ron Miller

/s/ Ron Miller	Secretary	November 19, 2012
Ron Miller

/s/ Ron Miller	Principal Financial Officer	November 19, 2012
Ron Miller

/s/ Ron Miller	Principal Accounting Officer	November 19, 2012
Ron Miller