Form 10-K/A
period 2012-06-30
Silverton Adventures, Inc.
filed 2013-02-12
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-4

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

[X] Yes [  ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. [X ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A-3. [X]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer

[  ]

[   ]

Non-accelerated filer

Smaller reporting company

[  ]

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

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the last practicable date:

11,250,000

June 30, 2010

10,750,000

October 12, 2010

17,800,000

June 30, 2011

17,800,000

June 30, 2012

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

Explanation:

10K/A-4 is being filed to restate the previously audited financial statements.

As of November 19, 2012 the Company determined that it needed to restate its audited financial statements for the year ended June 30, 2012, as contained in its Annual Report on Form 10K, dated filed October 23, 2012.

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

TABLE OF CONTENTS

PART I

Item 1  Business

  7

Item 1A Risk Factors

12

Item 1B  Unresolved Staff Comments

12

Item 2  Properties

13

Item 3  Legal Proceedings

13

Item 4  Submission of Matters to a Vote of Security Holders

13

PART II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

14

Item 6  Selected Financial Data

15

Item 7  Management’s Discussion and Analysis of Financial Condition and

Results of Operations

16

Item 8  Financial Statements and Supplementary Data

19

Item 9 Changes in and Disagreements With Accountants and Accounting and

Financial Disclosure

35

Item 9  A(T) Controls and Procedures

35

Item 9  B Other Information

36

PART III

Item 10  Directors, Executive Officers and Corporate Governance

37

Item 11  Executive Compensation

39

Item 12  Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

40

Item 13  Certain Relationships and Related Transactions and Director Independence

40

Item 14  Principal Accounting Fees and Service

41

PART IV

Item 15  Exhibits, Financial Statement Schedules

42

SIGNATURES

43

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

This document and all documents incorporated herein by reference also identify factors which could cause actual results to differ materially from those indicated by the forward-looking statements.  Please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” and“Risk Factors.”

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

Since inception, we have generated consistent revenues and have incurred a cumulative net loss as reflected in the financial statements. The Company has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

First, Worldwide Media has established relationships with talented, highly experienced producers, writers and editors that contract with Worldwide Media to produce low-cost but high quality productions that are suitable for sale into Worldwide Media’s market niches.  One strategy Worldwide Media has developed in this regard is what is called in the industry “based, best described as mid-America having traditional family values, and highly desirous of dealing with Great Women Leaders In World History, The Life of Albert Einstein, Famous Explorers, Joan of Arc (upcoming), the Korean War (upcoming) and a documentary on the life of, and conquest of Everest by, Sir Edmund Hillary (in anticipation of an upcoming feature film starring Liam Neeson, about the mysterious death and controversy surrounding George Mallory, who supposedly summited Everest 30 years before Hillary’s attempt.).

Secondly, Worldwide Media is also strategically acquiring various films, programs and series that meet its market niches.  There is a vast source of quality programming produced by numerous independent producers worldwide, that simply do not have the resources, nor ability, to distribute their product and profitably into the market.  Worldwide Media negotiates distribution contracts with these producers for the distribution of their programs in niche markets, often with little or no advance monies paid up front, providing instead the producers royalties on actual per unit sales.  This is a favorable situation for both Worldwide Media (in providing the marketplace with a steady stream of finished quality programs at virtually no upfront costs, other than package design, that are fresh and appealing to the markets that based, best described as mid-America having traditional family values, and highly desirous of

Marketing and Industry Analysis

Market research and analysis reveals that the population is gradually becoming older, thereby more conservative, with the aging of the baby boom generation.  With the increase in recreational and discretionary time that this maturing generation will have, along with their greater flexible spending ability, all indications point to even greater desire by the consumer for more family-friendly and special quality programming that is inexpensive and can be enjoyed by a wide demographic in society.  History has shown time and time again that G/PG and family films consistently do well at the box office both in audience attendance and recreational and discretionary time that this maturing generation will have, along with their Worldwide Media has also pursued the inspirational DVD market, which is a vastly underserved market.  Surveys consistently show that over 85% of the population defines itself as spiritual in some way.  The usual Hollywood market has simply not addressed that market; which is numerous and broad-based, best described as mid-America having traditional family values, and highly desirous of programming that reflects those values.  based, best described as mid-America having traditional family values, and highly desirous of traditional home video distribution venues consumers generally frequent (such as home catalogs, retail stores and mass-merchants, warehouse chains), and feels that Worldwide Media can become a leading brand and label for that market.  Furthermore, current management has extensive experience in servicing that market niche through previous business affiliations, thereby further solidifying understanding the needs of that market and how best to serve it with proper content.

based, best described as mid-America having traditional family values, and highly desirous of Worldwide Media is becoming an established brand in the educational, public library and home-school markets.  The principles have over 25 years experience in servicing the needs of that particular market, with quality documentary, special interest and educational programs suited for the K-12 grade levels.  Education is a consistent priority in terms of funding and curriculum quality on the local, state and federal levels.  There is a constant need in the market for relevant and new programming to meet those requirements.  Worldwide Media is uniquely positioned in that regard, having relationships with hundreds of independent producers worldwide that have relevant quality content for the educational market, but lack the means to distribute it on a wide scale.  Worldwide Media has the distribution means in place either directly through direct solicitation or through strategic relationships with several of the top wholesalers and re-sellers into the educational/library markets.  Worldwide Media has also entered into strategic alliances with several companies in providing educational programming for on-line streaming and closed circuit broadcast into digital libraries serving schools and libraries throughout North America, a technology growing exponentially.

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

Recent Sales of Unregistered Securities

The Company has authorized 75,000,000 shares of common stock with a par value of $.001, and no preferred stock.  Since inception, the Company has issued the following 17,800,000 shares of common stock that is restricted. The Company has issued the following shares of restricted common stock since the filing of its last annual statement for fiscal year ended June 30, 2012:

· On December 2, 2011, the Company issued 100,000 shares of Series “A” Convertible Preferred Stock (the “Convertible Preferred Stock”) to two (2) non-affiliated purchasers for an aggregate capital raise of $10,000 USD.  The Convertible Preferred Stock is convertible into common stock of the Company at a conversion rate of one (1) share of Convertible Preferred Stock for one hundred (100) shares of Common Stock. The proceeds of the sale of the Convertible Preferred Stock was used to pay for book keeping and audited financial statements for the fiscal year ended June 30, 2011.

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

	Year Ended	Year Ended
	June 30, 2012	June 30, 2011
	(as restated)	(as restated)
Revenues	$ 329,228	$ 475,262

Cost of Sales	109,177	91,202

Gross Margin	220,051	384,060

Total Operating Expenses	545,020	411,550

Net Loss	(309,273)	(27,490)

Net Cash Provided by (Used in) Operating Activities	(87,811)	111,189

Net Cash Used by Investing Activities	(35,385)	(54,293)

Net Cash Provided by (Used by) Financing Activities	118,253	(52,728)

Cash on hand	-	4,943

Net loss per basic and diluted shares	(0.01)	(0.00)

Weighted average number of common shares outstanding:	17,800,000	14,299,725

Cash dividends declared per common share	-	-

Property and equipment, net	16,171	63,398

Stockholders’ deficit	(344,408)	(45,135)

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

Results of Operations

The following table provides selected financial data about our company for the year ended June 30, 2012 and 2011, respectively.

Balance Sheet Data	June 30, 2012	June 30, 2011

Cash	$-	$4,943

Total Current Assets	$24,940	$73,978

Total Assets	$41,111	$137,376

Total Liabilities	$385,519	$182,511

Stockholders' Deficit	$(344,408)	$(45,135)

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

Operating and General & Administrative Expenses

The Company’s operating expenses consisting of depreciation expense, advertising expense, bad debt expense, royalty expense, payroll, professional fees, and general and administrative expenses totaling $545,020 and $411,550, respectively, for June 30, 2012 and 2011 resulting in a net loss from operations of $309,273 and $27,490 for such same time periods.

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

Capital and Liquidity

As of June 30, 2012 and 2011, we had total current assets of $24,940 and $73,978 respectively, and total current liabilities of $385,519 and $182,511, respectively.

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

ITEM 8 Financial Statements and Supplementary Data

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had accumulated losses of $451,744 for the period from inception through June 30, 2012 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As mentioned in Note 12, the accompanying financial statements have been restated for the correction of errors relating to the accounting treatment of capital distributions made to an officer and director of the Company during 2011 and 2012 which previously was recognized as related party receivables.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Farmington, UT

October 23, 2012, except for Notes 10 and 12, as to which the date is February 12, 2013

SILVERTON ADVENTURES, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2012	2011
	(as restated)	(as restated)
CURRENT ASSETS
Cash	$-	$4,943
Trade accounts receivable, net	15,187	64,003
Prepaid royalties	9,753	5,032

Total Current Assets	24,940	73,978

PROPERTY AND EQUIPMENT, net	16,171	63,398

TOTAL ASSETS	$41,111	$137,376

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$211,923	$145,579
Bank overdraft	19,972	-
Royalty payables	23,368	24,708
Notes payable	48,000	-
Convertible note payable	10,000	-
Related party payables	72,256	12,224

Total Current Liabilities	385,519	182,511

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized at par
value of $0.001, 100,000 and no shares issued and
outstanding, respectively	100	-
Common stock, 75,000,000 shares authorized at par
value of $0.001; 17,800,000 shares issued and
outstanding, respectively	17,800	17,800
Additional paid-in capital	89,436	79,536
Accumulated deficit	(451,744)	(142,471)

Total Stockholders' Deficit	(344,408)	(45,135)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$41,111	$137,376

The accompanying notes are an integral part of these consolidated financial statements.

SILVERTON ADVENTURES, INC.
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2012	2011
	(as restated)	(as restated)

SALES INCOME	$214,059	$177,516
ROYALTY INCOME	115,169	297,746
TOTAL REVENUES	329,228	475,262

COST OF SALES	109,177	91,202

GROSS MARGIN	220,051	384,060

OPERATING EXPENSES

Royalty expense	17,467	35,766
Bad debt expense	2,005	94,872
Depreciation expense	14,050	8,932
General and administrative	199,045	103,274
Payroll expense	251,772	115,096
Professional fees	60,681	53,610

Total Operating Expenses	545,020	411,550

LOSS FROM OPERATIONS	(324,969)	(27,490)

OTHER INCOME (EXPENSES)

Interest expense	(4,159)	-
Loss on disposal of assets	(1,951)
Gain on settlement of debt	21,806	-

Total Other Income (Expenses)	15,696	-

NET LOSS BEFORE INCOME TAXES	(309,273)	(27,490)

Income taxes	-	-

NET LOSS	$(309,273)	$(27,490)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	17,800,000	14,299,725

The accompanying notes are an integral part of these consolidated financial statements.

SILVERTON ADVENTURES, INC.
Consolidated Statements of Stockholders' Deficit

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2010	-	$-	11,250,000	$11,250	$24,750	$(114,981)	$(78,981)

Common stock cancelled	-	-	(500,000)	(500)	500	-	-

Common stock issued for
acquisition of subsidiary	-	-	7,050,000	7,050	40,389	-	47,439

Contributed capital for forgiveness
of related party debt	-	-	-	-	13,897	-	13,897

Net loss for the year ended
June 30, 2011	-	-	-	-	-	(27,490)	(27,490)

Balance, June 30, 2011 (as restated)	-	-	17,800,000	17,800	79,536	(142,471)	(45,135)

Preferred stock issued for cash
and services rendered at $0.10
per share	100,000	100	-	-	9,900	-	10,000

Net loss for the year ended
June 30, 2012	-	-	-	-	-	(309,273)	(309,273)

Balance, June 30, 2012 (as restated)	100,000	$100	17,800,000	$17,800	$89,436	$(451,744)	$(344,408)

The accompanying notes are an integral part of these consolidated financial statements.

SILVERTON ADVENTURES, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES	(as restated)	(as restated)
Net loss	$(309,273)	$(27,490)
Adjustments to reconcile net loss to
net cash used by operating activities:
Bad debt expense	2,005	94,892
Depreciation expense	14,050	8,931
Expenses paid on behalf of the Company
by a related party	23,251	23,259
Expenses paid on behalf of the Company
by a unrelated party	6,500
Loss on disposal of fixed assets	1,951
Changes to operating assets and liabilities:
Accounts receivable	46,811	(123,727)
Inventory	-	3,035
Related-party receivables	-	26,445
Prepaid royalties	(4,721)	(5,032)
Accounts payable and accrued liabilities	132,955	86,168
Royalties payable	(1,340)	24,708
Net Cash Provided by (Used in) Operating Activities	(87,811)	111,189

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of subsidiary	-	6,570
Purchase of property and equipment	(35,385)	(60,863)
Net Cash Used in Investing Activities	(35,385)	(54,293)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of preferred stock	10,000	-
Changes in bank overdraft	19,972	-
Proceeds from related party payables	54,867	175,742
Proceeds from convertible notes payable	10,000	-
Proceeds from notes payable	47,000	-
Repayments on notes payable	(5,500)	-
Repayments of related party payables	(18,086)	(228,470)
Net Cash Provided by (Used in) Financing Activities	118,253	(52,728)
NET INCREASE (DECREASE) IN CASH	(4,943)	4,168
CASH AT BEGINNING OF YEAR	4,943	775
CASH AT END OF YEAR	$-	$4,943

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$2,524	$-
Income Taxes	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for acquisition of subsidiary	$-	$47,439
Contributed capital for forgiveness of related party debt	$-	$13,897
Cancellation of common stock	$-	$500

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

Two of the Company’s customers make up 31 percent of total sales and five vendors account for 28 percent of total purchases.

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

NOTE 2 - GOING CONCERN

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its

NOTE 2 - GOING CONCERN (Continued)

operating costs and allow it to continue as a going concern.  During the year ended June 30, 2012, the Company realized a net loss of $309,273 and has incurred an accumulated deficit of $451,744.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party Payables

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company.  During the year ended June 30, 2012 the Company received cash of $54,867 on these payables, had $23,251 in expenses paid on behalf of the Company, and made payments totaling $18,086 on these related-party payables.  Related party payables totaled $72,256 and $12,224

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

at June 30, 2012 and 2011, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

Related Party Receivable

In these restated financial statements at June 30, 2012, the amounts previously recorded as a related party receivable have been accounted for as a payroll expense (See Note 12).

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

NOTE 7 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue two classes of stock.  The total number of shares authorized to be issued by the Company is 10,000,000 shares of preferred stock at a par value of $0.001 per share and 75,000,000 shares of common stock at a par value of $0.001.  As of June 30, 2012, the Company has100,000 preferred shares issued and outstanding and 17,800,000 common shares issued and outstanding.

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

The total deferred tax asset is calculated by multiplying a 34 percent marginal tax rate by the cumulative Net Operating Loss (“NOL”).  At June 30, 2012, the Company has available $153,593 of NOL’s which expire in various years beginning in 2026 and carrying forward through 2032.  The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2012 and 2011 were as follows:

	June 30,
	2012	2011

Cumulative NOL	$451,744	$142,471

Deferred Tax Assets:
Net operating loss carry forwards	(153,593)	(48,440)
Common and preferred stock issued for services	3,366	3,366
Valuation allowance	150,227	45,047
	$-	$-

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34 percent to net loss before provision for income taxes for the following reasons:

	June 30,
	2012	2011

Income tax benefit at U. S. federal statutory rates:	$105,180	$(41,390)
Change in valuation allowance	(105,180)	41,390
	$-	$-

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

The Company files federal and Nevada income tax returns subject to statutes of limitations.   The years ended June 30, 2012, 2011, and 2010 are subject to examination by federal and state tax authorities.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

During the year ended June 30, 2012 the Company entered into a three-year office lease agreement.  The lease calls for monthly lease payments of $4,446 per month for the first year, $4,581 per month for the second year, and $4,717 per month for the third year.  The Company is also responsible for insurance, utilities, and common area expenses.  Rent expense totaled $34,566 and $16,850 for the years ended June 30, 2012 and 2011, respectively.

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

NOTE 12 – RESTATEMENT OF PREVIOUSLY AUDITED FINANCIAL STATEMENTS

As of November 19, 2012 the Company determined that it needed to restate its audited financial statements for the year ended June 30, 2012, as contained in its Annual Report on Form 10K, filed October 23, 2012.

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

As a result, the Company understated its net loss by $50,408 and $26,445 for the years ended June 30, 2012 and 2011, respectively.  In these restated financial statements at June 30, 2012, the amounts previously recorded as a related party receivable have been accounted for as a payroll expense. The result from the change is an increase in accumulated deficit totaling $76,853 and an increase of $50,408 in payroll expense which results in a ($76,853) change to total current assets and stockholders’ equity.

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 and 2011

NOTE 12 – RESTATEMENT OF PREVIOUSLY AUDITED FINANCIAL STATEMENTS (Continued)

The following tables compare the audited balance sheets and statements of operations for the year ended June 30, 2012, as contained in its Annual Report on Form 10K, filed October 23, 2012 with the restated balance sheets and statements of operations for the years ended June 30, 2012 and 2011:

SILVERTON ADVENTURES, INC.
Consolidated Balance Sheets
ASSETS
	June 30,	June 30,	June 30,	June 30,
	2012	2012	2011	2011
	(Restated)		(Restated)
CURRENT ASSETS
Cash	$-	$-	$4,943	$4,943
Trade accounts receivable, net	15,187	15,187	64,003	64,003
Accounts receivable, related parties	-	76,853	-	26,445
Prepaid royalties	9,753	9,753	5,032	5,032

Total Current Assets	24,940	101,793	73,978	100,423
PROPERTY AND EQUIPMENT, net	16,171	16,171	63,398	63,398

TOTAL ASSETS	$41,111	$117,964	$137,376	$163,821

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$211,923	$211,923	$145,579	$145,579
Bank overdraft	19,973	19,972	-	-
Royalty payables	23,368	23,368	24,708	24,708
Notes payable	48,000	48,000	-	-
Convertible note payable	10,000	10,000	-	-
Related party payables	72,256	72,256	12,224	12,224

Total Current Liabilities	385,519	385,519	182,511	182,511

STOCKHOLDERS' (DEFICIT)
Preferred stock, 10,000,000 shares authorized at par
value of $0.001, 100,000 and no shares issued and
outstanding, respectively	100	100	-	-
Common stock, 75,000,000 shares authorized at par
value of $0.001; 17,800,000 shares issued and
outstanding, respectively	17,800	17,800	17,800	17,800
Additional paid-in capital	89,436	89,436	79,536	79,536
Accumulated deficit	(451,744)	(374,891)	(142,471)	(116,026)

Total Stockholders' (Deficit)	(344,408)	(267,555)	45,471	(18,690)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$41,111	$117,964	$137,376	$163,821

NOTE 12 – RESTATEMENT OF PREVIOUSLY AUDITED FINANCIAL STATEMENTS (Continued)

SILVERTON ADVENTURES, INC.
Consolidated Statements of Operations
	For the Years Ended
	June 30,
	2012	2012	2011	2011
	(Restated)		(Restated)

SALES INCOME	$214,059	$214,059	$177,516	$177,516
ROYALTY INCOME	115,169	115,169	297,746	297,746
TOTAL REVENUES	329,228	329,228	475,262	475,262

COST OF SALES	109,177	109,177	91,202	91,202

GROSS MARGIN	220,051	220,051	384,060	384,060

OPERATING EXPENSES
Royalty expense	17,467	17,467	35,766	35,766
Bad debt expense	2,005	2,005	94,872	94,872
Depreciation expense	14,050	14,050	8,932	8,932
General and administrative	199,045	199,045	103,274	103,274
Payroll expense	251,772	201,364	115,096	88,651
Professional fees	60,681	60,681	53,610	53,610

Total Operating Expenses	545,020	494,612	411,550	385,105

LOSS FROM OPERATIONS	(324,969)	(274,561)	(27,490)	(1,045)

OTHER INCOME (EXPENSES)
Interest expense	(4,159)	(4,159)	-	-
Loss on disposal of assets	(1,951)	(1,951)
Gain on settlement of debt	21,806	21,806	-	-

Total Other Income (Expenses)	15,696	15,696	-	-

NET LOSS BEFORE INCOME TAXES	(309,273)	(258,865)	(27,490)	(1,045)

Income taxes	-	-	-	-

NET LOSS	$(309,273)	$(258,865)	$(27,490)	$(1,045)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.01)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	17,800,000	17,800,000	14,299,725	14,299,725

NOTE 13 - SUBSEQUENT EVENTS

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

The Rise and Fall of the Soviet Union

The History and Mystery of China

Japan: Land of the Rising Sun

The Life and Times of Ronald Reagan

World War I: Cause and Effect

The History and Function of Congress

The Extraordinary Life of Amelia Earhart

When Women Ruled: Great Women Leaders in World History

Einstein

The Mystery of Sherlock Holmes

Great American Landmarks

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

Item 13 – Certain Relationships and Related Transactions, Director Independence

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company.  During the year ended June 30, 2012 the Company received cash of $54,867 on these payables, had $23,251in expenses paid on behalf of the Company, and made payments totaling $18,086 on these related-party payables.  Related party payables totaled $72,256 and $12,224 at June 30, 2012 and 2011, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

During the year ended June 30, 2012, the Company made cash payments totaling $18,086 to related parties, and received cash payments in return in the amount of $54,867.

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

February 5, 2012

Silverton Adventures, Inc.

By:

/s/ Ron Miller

Ron Miller, President

(Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

February 5, 2012

By:

/s/ Ron Miller

Ron Miller, President

Principal Executive Office

Principal Financial Officer

Principal Accounting Officer

Chairman of the Board of Directors