Form 10-Q
period 2012-12-31
Silverton Adventures, Inc.
filed 2013-02-19
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

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

As of February 15, 2013, the Registrant had 19,560,000 shares of its $0.001 par value Common Stock outstanding.

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

3

ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS  11

PART II — OTHER INFORMATION

19

ITEM 1. LEGAL PROCEEDINGS

19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

ITEM 5. OTHER INFORMATION

19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

19

SIGNATURES

20

PART I — FINANCIAL INFORMATION

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2012	2012
	(Unaudited)
CURRENT ASSETS
Cash	$-	$-
Accounts receivable, net	14,403	15,187
Prepaid royalties	9,585	9,753
Total Current Assets	23,988	24,940

PROPERTY AND EQUIPMENT, net	11,714	16,171
TOTAL ASSETS	$35,702	$41,111

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$289,276	$211,923
Royalties payable	34,574	23,368
Bank overdraft	21,382	19,972
Derivative liability	61,270	-
Related party payables	97,155	72,256
Notes payable	48,025	48,000
Convertible notes, net of discount	18,500	10,000
Total Current Liabilities	570,182	385,519
TOTAL LIABILITIES	570,182	385,519

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized
at par value of $0.001, 100,000 shares issued
and outstanding	100	100
Common stock, 75,000,000 shares authorized at par
value of $0.001; 17,800,000 shares issued and
outstanding	17,800	17,800
Additional paid-in capital	89,436	89,436
Accumulated deficit	(641,816)	(451,744)
Total Stockholders' Deficit	(534,480)	(344,408)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35,702	$41,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
		(Restated)		(Restated)
SALES INCOME	$55,294	$94,561	$112,971	$171,185
ROYALTY INCOME	4,621	4,302	22,375	93,210
TOTAL REVENUE	59,915	98,863	135,346	264,395
COST OF SALES	12,335	18,424	34,580	71,043
GROSS MARGIN	47,580	80,439	100,766	193,352

OPERATING EXPENSES
Depreciation expense	2,598	4,803	4,457	9,605
Royalty expense	5,698	4,384	11,374	7,301
Payroll expense	43,078	37,641	87,043	83,518
Professional fees	47,088	41,999	67,858	66,298
General and administrative	36,187	65,458	88,755	98,523
Total Operating Expenses	134,649	154,285	259,487	265,245

LOSS FROM OPERATIONS	(87,069)	(73,846)	(158,721)	(71,893)

OTHER INCOME (EXPENSES)
Interest expense	(34,816)	(212)	(36,150)	(380)
Gain on derivative	4,799	-	4,799	-
Gain on settlement of debt	-	-	-	21,806
Total Other Income Expenses	(30,017)	(212)	(31,351)	21,426
LOSS BEFORE INCOME TAXES	(117,086)	(74,058)	(190,072)	(50,467)
Income taxes	-	-	-	-

NET LOSS	$(117,086)	$(74,058)	$(190,072)	$(50,467)

BASIC AND DILUTED LOSS
PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING BASIC AND DILUTED	17,800,000	17,800,000	17,800,000	17,800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(190,072)	$(50,467)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	4,457	9,604
Preferred stock issued for services	-	6,500
Origination interest recorded on convertible debt	23,568	-
Amortization of debt discount	8,500	-
Gain on derivative liability	(4,799)	-
Expenses paid on behalf of the Company by a related party	3,536	15,548
Changes to operating assets and liabilities:
Accounts receivable	784	(34,320)
Prepaid royalties	168	(6,720)
Accounts payable and accrued expenses	77,354	30,756
Royalties payable	11,206	(13,984)

Net Cash Used in Operating Activities	(65,298)	(43,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of fixed assets	-	17,287
Purchase of fixed assets	-	(13,025)

Net Cash Provided By Investing Activities	-	4,262

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdrafts	1,410	17,336
Repayments on related-party payables	(12,250)	(7,375)
Proceeds from related-party payables	33,613	10,683
Proceeds from notes payable	1,000	10,000
Proceeds from convertible notes payable	42,500
Repayments on notes payable	(975)	-
Proceeds from sale of preferred stock	-	3,500

Net Cash Provided by Financing Activities	65,298	34,144

NET DECREASE IN CASH	-	(4,677)
CASH AT BEGINNING OF PERIOD	-	4,943

CASH AT END OF PERIOD	$-	$266

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,634	$168
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2012 (Unaudited)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements.  The results of operations for the periods ended December 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED-PARTY TRANSACTIONS

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company.  During the six months ended December 31, 2012 the Company received cash of $33,613 on these payables, and made payments totaling $12,250 on these related-party payables. Related party payables totaled $97,155 and $72,256 at December 31, 2012 and June 30, 2012, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2012 (Unaudited)

NOTE 5 – ROYALTIES

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublicense the rights to another party.  The agreements require the Company to pay an upfront royalty fee and then ongoing royalty fees of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $11,374 and $7,301 for the six months ended December 31, 2012 and 2011, respectively.  As of December 31, 2012 and June 30, 2012, royalty payables under these agreements totaled $34,574 and $23,368, respectively.

Under some of these arrangements, the Company pays an upfront royalty fee that is applied to future royalties as the Company achieves sales and incurs corresponding royalty expense.  The upfront fees that are to be applied against future royalty expenses are capitalized and amortized as royalty expenses are applied.  As of December 31, 2012 and June 30, 2012, the Company has recorded $9,585 and $9,753 as prepaid royalties, respectively.

The Company has also entered into similar royalty agreements wherein the Company licenses content rights to third parties in exchange for a royalty fee.  During the six months ended December 31, 2012 and 2011, the Company recognized royalty revenue of $22,375 and $93,210, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On July 20, 2011, the Company entered into a convertible note payable in the amount of $10,000.  The note bears interest at 8.50 percent per annum and has a maturity date of July 20, 2014.  The creditor has the option at any time to convert the principal and any accrued interest into common stock of the Company according to the following stock prices: year one, $0.75 per share; year two, $1.00 per share; and year three, $1.25 per share.  As at December 31, 2012, the note has not been converted to common stock by the note holder.

On November 6, 2012, the Company borrowed $42,500 from an unrelated third party entity in the form of a convertible note, $33,000 of which was received in cash and $9,500 of which was for professional fees.  The note bears interest at 8 percent per annum with principal and interest due in full on August 8, 2013.

The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock at a price of 45 percent below the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $42,500 on the note date.  As of December 31, 2012 the Company had amortized $8,500 of the debt discount to interest expense, leaving $34,000 in unamortized debt discount at September 30, 2012.

The fair value of the conversion option of the convertible note of $66,069 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.9, exercise price of $0.495, dividend yield of zero, years to maturity of 0.75, risk free rate of 0.19 percent, and annualized volatility of 226 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At December 31, 2012 the derivative liability was revalued at $61,270, which led to the Company recording a gain on derivative liability in the amount of $4,799.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2012 (Unaudited)

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

The Company has determined that there are two reportable segments: (1) printing services and (2) media development and distribution.  The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in ‘‘Note 3: Significant Accounting Policies.’’ All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments for the six months ended December 31, 2012:

	Printing	Media Development
	Services	and Distribution	Consolidated
December 31, 2012
Revenues	$36,679	$98,667	$135,346
Cost of revenues	27,327	7,253	34,580
Operating expenses	71,412	188,075	259,487
Other (expense)	(213)	(31,138)	(31,351)
Net income (loss)	$(62,273)	$(127,799)	$(190,072)
Total assets	$12,670	$23,032	$35,702

	Printing	Media Development
	Services	and Distribution	Consolidated
December 31, 2011
Revenues	$69,203	$195,192	$264,395
Cost of revenues	33,969	37,074	71,043
Operating expenses	42,423	222,822	265,245
Other (expense)	-0-	21,426	21,426
Net income (loss)	$(7,189)	$(43,278)	$(50,467)
Total assets	$62,221	$114,937	$177,160

NOTE 9 – SUBSEQUENT EVENTS

On December 26, 2012 the Company entered into a convertible note agreement. Pursuant to the agreement, the agreement was consummated in January 2013 upon the Company’s receipt of $32,500 cash proceeds from the note.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2012 (Unaudited)

The Company determined that the event is a subsequent event due to the agreement  being consummated in January 2013.

NOTE 10 – RESTATEMENT OF PREVIOUSLY AUDITED FINANCIAL STATEMENTS

As of November 19, 2012 the Company determined that it needed to restate its audited financial statements for the year ended June 30, 2012, as contained in its Annual Report on Form 10K, dated filed October 23, 2012.

As a result of the preparation of the Company’s unaudited financial statements as December 31, 2012 and for the three and six months ended December 31, 2012, the Company determined that it had not used the proper accounting treatment of capital distributions to an officer and director of the Company.  An officer and director of the Company was advanced funds in connection with travel and other expenses.  These advancements of funds were improperly recorded as related-party accounts receivable. The Company should have recorded these transactions as expenses and/or compensation for services performed.

As a result, the Company understated its net loss by $50,408 and $26,445 for the years ended June 30, 2012 and 2011, respectively.  In the restatement of the June 30, 2012 financial statements, the amounts were accounted for as a payroll expense.  The result from the change was an increase in accumulated deficit totaling $76,853 and an increase of $50,408 in payroll expense which results in a ($76,853) change to total current assets and stockholders’ equity.

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

During the three months ended December 31, 2012, the Company generated revenues of $59,915 (as compared to revenues of $98,863 for three months ended December 31, 2011) while incurring $12,335 in cost of sales resulting in a gross margin of $47,580 (as compared to a gross margin of $80,439 for three months ended December 31, 2011). After the Company deducted $134,649 for total operating expenses and $30,017 in other expenses, we incurred a loss from operations of $117,086 for the three months ended December 31, 2012 (as compared to a loss from operations of $74,058 for three months ended December 31, 2011).

The net loss for the three months ended December 31, 2012 is attributable primarily to a 39% drop in our total revenues (from $98,863 for three months ended December 31, 2011 to $59,915 for three months ended December 31, 2012).

During the six months ended December 31, 2012, the Company generated revenues of $135,346 (as compared to revenues of $264,395 for six months ended December 31, 2011) while incurring $34,580 in cost of sales resulting in a gross margin of $100,766 (as compared to a gross margin of $193,352 for six months ended December 31, 2011). After the Company deducted $259,487 for total operating expenses and $31,351 in other expenses, we incurred a loss from operations of $190,072 for the six months ended

December 31, 2012 (as compared to a loss from operations of $50,467 for six months ended December 31, 2011).

The net loss for the six months ended December 31, 2012 is attributable primarily to a 49% drop in our total revenues (from $264,395 for six months ended December 31, 2011 to $135,346 for six months ended December 31, 2012). To reach and maintain quarterly profitability, the Company must raise significant investment capital to be able to expand our inventory of educational and family oriented DVD titles under our subsidiary Worldwide Media, and marketing our printing services regionally under our subsidiary Silverton Printing, Inc. Our significant decrease in our total revenues was the direct result of the licensing loss of several popular family oriented DVD titles during the fiscal year which ended June 30, 2012.

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

Liquidity and Capital Resources

As of December 31, 2012, the Company had negative working capital of $536,194, which is current assets minus current liabilities.  This negative working capital is attributable to monies owed on accounts payable, accrued liabilities, and notes payable. The Company’s current assets as of December 31, 2012 consisted of $9,585 in prepaid royalties, and $14,403 in trade account receivable, net.

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

Since inception, we have generated consistent revenues, but have incurred a cumulative net loss as reflected in the financial statements. The Company has never been party to any bankruptcy, receivership or similar proceeding, nor has it undergone any material reclassification, merger, consolidation, purchase or sale of a significant amount of assets not in the ordinary course of business.

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

Silverton Adventures, Inc.
(Registrant)

Signature	Title	Date

/s/ Ron Miller	President, CEO, Treasurer, and Director	February 19, 2013
Ron Miller

/s/ Ron Miller	Secretary	February 19, 2013
Ron Miller

/s/ Ron Miller	Principal Financial Officer	February 19, 2013
Ron Miller

/s/ Ron Miller	Principal Accounting Officer	February 19, 2013
Ron Miller