Form 10-Q
period 2013-03-31
Silverton Adventures, Inc.
filed 2013-05-20
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

As of May 20, 2013 the Registrant had 17,800,000 shares of its $0.001 par value Common Stock outstanding.

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

3

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION AND RESULTS OF OPERATIONS  12

PART II — OTHER INFORMATION

19

ITEM 1. LEGAL PROCEEDINGS

19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

19

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

ITEM 5. OTHER INFORMATION

19

None

19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

19

SIGNATURES

20

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2013	2012
	(Unaudited)
CURRENT ASSETS
Cash	$4,543	$-
Accounts receivable, net	15,895	15,187
Prepaid expenses	436	-
Prepaid royalties	9,481	9,753

Total Current Assets	30,355	24,940

PROPERTY AND EQUIPMENT, net	2,315	16,171

TOTAL ASSETS	$32,670	$41,111

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$293,353	$211,922
Royalties payable	36,972	23,368
Bank overdraft	10,081	19,973
Derivative liability	200,326	-
Related party payables	-	72,256
Notes payable	131,225	48,000
Convertible notes, net of discount	84,452	10,000

Total Current Liabilities	756,409	385,519

TOTAL LIABILITIES	756,409	385,519

STOCKHOLDERS' DEFICIT
Preferred stock, 10,000,000 shares authorized
at par value of $0.001, 100,000 shares issued
and outstanding	100	100
Common stock, 75,000,000 shares authorized at par
value of $0.001; 17,800,000 shares issued and
outstanding	17,800	17,800
Additional paid-in capital	133,287	89,436
Accumulated deficit	(874,926)	(451,744)

Total Stockholders' Deficit	(723,739)	(344,408)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$32,670	$41,111

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2013	2012	2013	2012
		(Restated)		(Restated)

SALES INCOME	$48,508	$72,862	$161,479	$366,657
ROYALTY INCOME	10,433	-	32,808	-
TOTAL REVENUE	58,941	72,862	194,287	366,657

COST OF SALES	37,992	30,136	72,572	93,824
GROSS MARGIN	20,949	42,726	121,715	272,833

OPERATING EXPENSES

Depreciation expense	497	20,529	4,954	27,465
Royalty expense	2,208	8,534	13,582	15,835
Payroll expense	38,847	45,264	125,890	114,724
Professional fees	30,734	19,677	98,592	85,975
General and administrative	59,641	25,401	148,396	123,924

Total Operating Expenses	131,927	119,405	391,414	367,923

LOSS FROM OPERATIONS
	(110,978)	(76,679)	(269,699)	(95,090)

OTHER INCOME (EXPENSES)

Interest expense	(172,462)	(2,638)	(208,612)	(3,018)
Gain on derivative	47,449		52,248
Gain on disposal of assets	2,881		2,881
Gain on settlement of debt	-	-	-	21,806

Total Other Income (Expenses)	(122,132)	(2,638)	(153,483)	18,788

LOSS BEFORE INCOME TAXES	(233,110)	(79,317)	(423,182)	(76,302)

Income taxes	-	-	-	-

NET LOSS	$(233,110)	$(79,317)	$(423,182)	$(76,302)

BASIC AND DILUTED LOSS
PER SHARE	$(0.01)	$(0.00)	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING BASIC AND DILUTED	17,800,000	17,800,000	17,800,000	17,800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(423,182)	$(76,302)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	2,073	3,955
Amortization of beneficial conversion feature	43,851	-
Expenses paid on behalf of the Company by a related party	-	25,521
Amortization of debt discount	40,601	-
Excess interest on initial derivative valuations	115,374	-
(Gain) on derivative liability	(52,248)	-
Changes to operating assets and liabilities:
Accounts receivable	(708)	(33,012)
Prepaid expenses	(436)	-
Prepaid royalties	272	(4,594)
Accounts payable and accrued expenses	81,755	73,018
Royalties payable	13,604	(7,575)
Net Cash Used in Operating Activities	(179,669)	(18,989)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of fixed assets	11,783	-
Purchase of fixed assets	-	(13,024)
Net Cash Provided By Investing Activities	11,783	(13,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdrafts	(9,891)	19,759
Repayments received on related-party receivables	-	56,281
Payments made toward related party receivables	-	(102,611)
Proceeds from related-party payables	-	48,905
Repayments to related-party payables	(5,131)	(8,525)
Proceeds from notes payable	54,599	10,000
Proceeds from convertible notes payable	181,351
Repayments on notes payable	(38,499)	-
Repayment on convertible notes payable	(10,000)	-
Proceeds from sale of preferred stock	-	10,000
Net Cash Provided by Financing Activities	172,429	33,809

NET DECREASE IN CASH	4,543	1,796
CASH AT BEGINNING OF PERIOD	-	4,943

CASH AT END OF PERIOD	$4,543	$6,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$2,634	$168
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2013 (Unaudited)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying interim consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

NOTE 4 – RELATED-PARTY TRANSACTIONS

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company. During the 9 months ended March 31, 2013 as a result of a private transaction $96,425 was reclassified from related-party payable to notes payable. During the nine months ended March 31, 2013 the Company received cash of $-0- on these related-party payables, and made payments totaling $5,181 on these related-party payables. Related party payables totaled $-0- and $72,256 at March 31, 2013 and June 30, 2012, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2013 (Unaudited)

NOTE 5 – ROYALTIES

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublicense the rights to another party.  The agreements require the Company to pay an upfront royalty fee and then ongoing royalty fees of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $13,582 and $15,835 for the nine months ended March 31, 2013 and 2012, respectively.  As of March 31, 2013 and June 30, 2012, royalty payables under these agreements totaled $36,972 and $23,368, respectively.

Under some of these arrangements, the Company pays an upfront royalty fee that is applied to future royalties as the Company achieves sales and incurs corresponding royalty expense.  The upfront fees that are to be applied against future royalty expenses are capitalized and amortized as royalty expenses are applied.  As of March 31, 2013 and June 30, 2012, the Company has recorded $9,481 and $9,753 as prepaid royalties, respectively.

The Company has also entered into similar royalty agreements wherein the Company licenses content rights to third parties in exchange for a royalty fee.  During the nine months ended March 31, 2013 and 2012, the Company recognized royalty revenue of $32,808 and $-0-, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On July 20, 2011, the Company entered into a convertible note payable in the amount of $10,000.  The note bears interest at 8.50 percent per annum and has a maturity date of July 20, 2014.  The creditor has the option at any time to convert the principal and any accrued interest into common stock of the Company according to the following stock prices: year one, $0.75 per share; year two, $1.00 per share; and year three, $1.25 per share.  The entire note with a principal balance of $10,000 along with $1,306.44 was assigned to a third party. In addition the Company assigned another note payable in the amount of $30,000 and accrued interest of $2,544 to the third party. The total aggregate amount assigned to the third party was $43,851. The terms of the assigned notes were amended. The amended terms are:

•

The assigned notes bear interest at 10%

•

The assigned notes are due on demand

•

The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock at a price of 45 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

As a result of this note assignment the Company determined that a beneficial conversion feature existed and because the assigned note is due on demand the full amount of the beneficial conversion feature of $43,851 was recorded to interest expense.

As at March 31, 2013, the note has not been converted to common stock by the note holder.

On November 6, 2012, the Company borrowed $42,500 from an unrelated third party entity in the form of a convertible note, $33,000 of which was received in cash and $9,500 of which was for professional fees.  The note bears interest at 8 percent per annum with principal and interest due in full on August 8, 2013.

The principal balance of the note along with accrued interest is convertible at any time, at the option of the note holder, into the Company's common stock at a price of 55 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $42,500 on the note date.  As of March 31, 2013 the Company had amortized $22,409 of the debt discount to interest expense, leaving $20,091 in unamortized debt discount at March 31, 2013.

The fair value of the conversion option of the convertible note of $67,374 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2013 (Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.9, exercise price of $0.495, dividend yield of zero, years to maturity of 0.75, risk free rate of 0.19 percent, and annualized volatility of 226 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At March 31, 2013 the derivative liability was revalued at $56,562, which led to the Company recording a gain on derivative liability in the amount of $10,813.

On December 26, 2012 the Company entered into a convertible note agreement. Pursuant to the agreement, the agreement was consummated on January 2, 2013 upon the Company’s receipt of $32,500 cash proceeds from the note.   The note bears interest at 8 percent per annum with principal and interest due in full on September 30, 2013.  The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 55 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $32,500 on the note date.  As of March 31, 2013 the Company had amortized $10,554 of the debt discount to interest expense, leaving $21,946 in unamortized debt discount at March 31, 2013.

The fair value of the conversion option of the convertible note of $41,012 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.49 to $0.9, exercise price of $0.3025 to $0.0495, dividend yield of zero, years to maturity of 0.74to 0.50, risk free rate of 0.14 to 0.11 percent, and annualized volatility of 247 to 350 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At March 31, 2013 the derivative liability was revalued at $49,848, which led to the Company recording a loss on derivative liability in the amount of $8,836.

On February 5, 2013 the Company borrowed $37,500 from an unrelated third party entity in the form of a convertible note. The note bears interest at 8 percent per annum with principal and interest due in full on November 7, 2013.  The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 55 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the note date.  As of March 31, 2013 the Company had amortized $7,364 of the debt discount to interest expense, leaving $30,136 in unamortized debt discount at March 31, 2013.

The fair value of the conversion option of the convertible note of $116,141 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.68 to $0.9, exercise price of $0.1925 to $0.0495, dividend yield of zero, years to maturity of 0.75 to 0.61, risk free rate of 0.13 to 0.11 percent, and annualized volatility of 263 to 320 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At March 31, 2013 the derivative liability was revalued at $57,661, which led to the Company recording a gain on derivative liability in the amount of $58,480.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2013 (Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (continued)

On March 27, 2013 the Company borrowed $25,000 from an unrelated third party entity in the form of a convertible note. Pursuant to the note agreement the Company was charged a 10% original issue discount of $2,500. The note bears no interest for the first three months. If the Company does not repay the note on or before 90 days from the effective date, a one-time interest charge of 12% shall be applied to the Principle sum of the note. Principal and interest on the note are due in full on March 27, 2014. The principal balance of the note along with accrued interest is convertible at any time at the option of the note holder, into the Company's common stock at a price of the lessor of, $0.09, or 60 percent of the lowest trading price for the Common Stock during the twenty five day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the note date.  As of March 31, 2013 the Company had amortized $274 of the debt discount to interest expense, leaving $24,726 in unamortized debt discount at March 31, 2013.

The fair value of the conversion option of the convertible note of $36,222 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.9, exercise price of $0.054, dividend yield of zero, years to maturity of 1 to 0.99, risk free rate of 0.14 to 0.11 percent, and annualized volatility of 274 to 276 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At March 31, 2013 the derivative liability was revalued at $36,256, which led to the Company recording a loss on derivative liability in the amount of $34.

NOTE 7 – SEGMENT DISCLOSURES

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

The Company has determined that there are two reportable segments: (1) printing services and (2) media development and distribution.  The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. The accounting policies of the business segments are the same as those described in ‘‘Note 3: Significant Accounting Policies.’’ All significant intercompany transactions and balances have been eliminated. The following tables show the operations of the Company’s reportable segments for the three and nine months ended March 31, 2013 and 2012:

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2013 (Unaudited)

NOTE 7 – SEGMENT DISCLOSURES (continued)

Three months ended

	Printing Services	Media Development and Distribution	Consolidated
March 31, 2013
Revenues	$30,732	$28,209	$58,941
Cost of revenues	30,284	7,708	37,992
Operating expenses	15,141	116,786	131,927
Other income (expense)	2,456	(124,588)	(122,132)
Net income (loss)	$(11,975)	$(221,135)	$(233,110)
Total assets	$4,778	$27,892	$32,670

	Printing Services	Media Development and Distribution	Consolidated
March 31, 2012 (Restated)
Revenues	$22,151	$50,711	$72,862
Cost of revenues	12,865	17,271	30,136
Operating expenses	28,086	91,319	119,405
Other (expense)	-0-	(2,638)	(2,638)
Net income (loss)	$(18,800)	$(60,517)	$(79,317)
Total assets	$58,320	$110,396	$168,716

Nine months ended

	Printing Services	Media Development and Distribution	Consolidated
March 31, 2013
Revenues	$67,411	$126,876	$194,287
Cost of revenues	57,611	14,961	72,572
Operating expenses	86,553	304,861	391,414
Other income (expense)	2,669	(156,152)	(153,483)
Net income (loss)	$(74,248)	$(348,934)	$(423,182)
Total assets	$4,778	$27,892	$32,670

	Printing Services	Media Development and Distribution	Consolidated
March 31, 2012 (Restated)
Revenues	$91,354	$245,303	$366,657
Cost of revenues	46,751	47,073	93,824
Operating expenses	65,339	302,584	367,923
Other (expense)	-0-	18,788	18,788
Net income (loss)	$(20,736)	$(55,566)	$(76,302)
Total assets	$58,320	$110,396	$168,716

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

During the three months ended March 31, 2013, the Company generated revenues of $58,941 (as compared to revenues of $72,862 for three months ended March 31, 2012) while incurring $37,992 in cost of sales resulting in a gross margin of $20,949 (as compared to a gross margin of $42,726 for three months ended March 31, 2012). After the Company deducted $131,927 for total operating expenses and $122,132 in other expenses, we incurred a loss from operations of $233,110 for the three months ended March 31, 2013 (as compared to a loss from operations of $79,317 for three months ended March 31, 2012).

The net loss for the three months ended March 31, 2013 is attributable primarily to a 19% drop in our total revenues (from $72,862 for three months ended March 31, 2012 to $58,941 for three months ended March 31, 2013) and to an increase in other expenses from $79,317 for the three months ended March 31, 2012 to $233,110 for the three months ended March 31, 2013.

During the nine months ended March 31, 2013, the Company generated revenues of $194,287 (as compared to revenues of $366,657 for nine months ended March 31, 2012) while incurring $72,572 in cost of sales resulting in a gross margin of $121,715 (as compared to a gross margin of $272,833 for nine months ended March 31, 2012). After the Company deducted $391,414 for total operating expenses and $367,923 in other expenses, we incurred a loss from operations of $269,699 for the nine months ended March 31, 2013(as compared to a loss from operations of $95,090 for nine months ended March 31, 2012).

The net loss for the nine months ended March 31, 2013 is attributable primarily to a 47% drop in our total revenues (from $366,657 for nine months ended March 31, 2012 to $194,287 for nine months ended March 31, 2013). To reach and maintain quarterly profitability, the Company must raise significant investment capital to be able to expand our inventory of educational and family oriented DVD titles under our subsidiary Worldwide Media, and marketing our printing services regionally under our subsidiary Silverton Printing, Inc. Our significant decrease in our total revenues was the direct result of the licensing loss of several popular family oriented DVD titles during the fiscal year which ended June 30, 2012.

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

Liquidity and Capital Resources

As of March 31, 2013, the Company had negative working capital of $726,054, which is current assets minus current liabilities.  This negative working capital is attributable to accounts payable, accrued liabilities, notes payable, derivative liability, and convertible notes payable. The Company’s current assets as of March 31, 2013 consisted of cash of $4,543, $9,481 in prepaid royalties, and $15,895 in trade account receivable, net.

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

Silverton Adventures, Inc.
(Registrant)

Signature	Title	Date

/s/ Ron Miller	President, CEO, Treasurer, and Director	May 20, 2013
Ron Miller

/s/ Ron Miller	Secretary	May 20, 2013
Ron Miller

/s/ Ron Miller	Principal Financial Officer	May 20, 2013
Ron Miller

/s/ Ron Miller	Principal Accounting Officer	May 20, 2013
Ron Miller