Form 10-K
period 2013-06-30
Silverton Adventures, Inc.
filed 2013-11-06
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

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

Common Stock, Par Value $0.00001

Indicate by check mark if the registrant is a well-season issuer, as defined in Rule 405 of the Securities Act. [  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[X] Yes [  ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. [X ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 31, 2012 was approximately $715,000 based upon the $0.55 price per share which was the price of the last trade on December 31, 2012. The current bid price is $0.0006 per share and the current offer is $0.0005 per share.

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the last practicable date:

•

1,061,664,939     November 5, 2013

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

Item 9  A Controls and Procedures

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

The Company recently formed a new wholly owned subsidiary named Silverton Printing, Inc. (“Silverton Printing”) whereby it operates its original printing and mailing services to companies nationwide. On December 30, 2010, the Company acquired 100% of the outstanding common stock of Worldwide Media Organization, Inc. making it a wholly owned subsidiary (“WMO”). Worldwide Media is a marketing, production and distribution company with its principal business objective being the production, acquisition (through exclusive licensing arrangements with independent producers worldwide), sale and distribution of special interest, family oriented, inspirational and children’s DVDs and programs. Video distribution is made by a non-theatrical home video retailer, catalog, mass-merchant and rack-jobber markets (including specialty markets such as gift and museum shops, premium and direct response markets). WMO also licenses to the television broadcast markets, as well as the educational, school and public library markets, both nationally and worldwide.  This distribution includes emerging venues such as digital downloads via Internet, video-on-demand (VOD) and download streaming on various platforms, among others.

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

Secondly, Worldwide Media is also strategically acquiring various films, programs and series that meet its market niches.  There is a vast source of quality programming produced by numerous independent producers worldwide, that simply do not have the resources, nor ability, to distribute their product and profitably into the market.  Worldwide Media negotiates distribution contracts with these producers for the distribution of their programs in niche markets, often with little or no advance monies paid up front, providing instead the producers royalties on actual per unit sales.  This is a favorable situation for both Worldwide Media (in providing the marketplace with a steady stream of finished quality programs at virtually no upfront costs, other than package design, that are fresh and appealing to the markets that are best described as mid-America having traditional family values and are highly desirous of programming that reflects those values.

Marketing and Industry Analysis

Market research and analysis reveals that the population is gradually becoming older, thereby more conservative, with the aging of the baby boom generation.  With the increase in recreational and discretionary time that this maturing generation will have, along with their greater flexible spending ability, all indications point to even greater desire by the consumer for more family-friendly and special quality programming that is inexpensive and can be enjoyed by a wide demographic in society.  History has shown time and time again that G/PG and family films consistently do well at the box office both in audience attendance and recreational and discretionary time that this maturing generation will have, along with their Worldwide Media has also pursued the inspirational DVD market, which is a vastly underserved market.  Surveys consistently show that over 85% of the population defines itself as spiritual in some way.  The usual Hollywood market has simply not addressed that market; which is numerous and broad-based, best described as mid-America having traditional family values, and highly desirous of programming that reflects those values. This market is also highly desirous of traditional home video distribution venues consumers generally frequent (such as home catalogs, retail stores and mass-merchants, warehouse chains), and feels that Worldwide Media can become a leading brand and label for that market.  Furthermore, current management has extensive experience in servicing that market niche through previous business affiliations, thereby further solidifying understanding the needs of that market and how best to serve it with proper content.

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

Not required.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2013.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 24, 2010, our common stock was approved for listing on the OTCBB® under the ticker symbol SVAD.  As of the date of this filing, there have been few trades for our common stock and it remains relatively illiquid. Below is a list of the trading high, low and quarter end of our common stock of our most recent three quarter ends:

Quarter then Ended	Low Price	High Price	Last Trade

September 30, 2013	$0.0001	$0.03	$0.0003

June 30, 2013	$0.02	$0.09	$0.025

March 31, 2013	$0.06	$0.95	$0.09
December 31, 2012	$0.10	$0.99	$0.55
September 30, 2012	$0.10	$0.17	$0.10
June 30, 2012	No Trades	No Trades	No Trades
March 31, 2012	$0.55	$0.83	$0.55
December 31, 2011	$0.55	$0.83	$0.83

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

Holders

As of June 30, 2013, we had 678,300,845 shares of common stock, par value $0.00001, issued and outstanding held by approximately 40 shareholders of record. The stock transfer agent for our securities is Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, AZ 85251-6015 - Telephone: (480) 481-3940 and Facsimile: (480) 481-3941.

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

Recent Sales of Unregistered Securities

The Company is authorized to issue four classes of stock.  The total number of shares authorized to be issued by the Company is 10,000,000 shares of series A preferred stock at a par value of $0.001 per share, 6 shares of series B preferred stock at a par value of $0.0001 per share, 10,000,000 shares of series C preferred stock at a par value of $0.0001 per share, and 979,999,994 shares of common stock at a par value of $0.00001.  As of June 30, 2013, the Company has 82,400 series A preferred shares issued and outstanding, 2 series B preferred shares issued and outstanding, 238,649 series C shares issued and outstanding, and 678,300,845 common shares issued and outstanding.

The Company has issued the following shares of restricted common stock and preferred stock since the filing of its last annual statement for fiscal year ended June 30, 2012:

Preferred Stock – Series A

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

Preferred Stock - Series B

On April 9, 2013, the Board of Directors authorized 6 shares of Class B Convertible Preferred Stock and 10,000,000 shares of Class C Convertible Preferred Stock.  Class B and C Convertible Preferred Stock have the following attributes:

Each share of Series B Preferred Stock is convertible into the number of shares of Common Stock which equals 4 times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of conversion, plus ii) the total number of shares of Series C Preferred Stocks which are issued and outstanding at the time of conversion, divided by: the number of shares of Series B Preferred Stock issued and outstanding at the time of conversion.

The Series B Preferred Stock voting rights are equal to the number of shares of Common Stock which equals 4 times the sum of: i) the total number of shares of Common Stock which are issued and outstanding, plus ii) the total number of shares of Series C Preferred Stocks which are issued and outstanding at time of voting, divided by: the number of shares of Series B Preferred Stock issued and outstanding at the time of voting.

Preferred Stock  - Series C

Each share of Series C Preferred Stock is convertible at par value $0.00001 per share (the “Series C Preferred”), at any time, and/or from time to time, into the number of shares of the Corporation's common stock, par value $0.00001 per share (the "Common Stock") equal to the price of the Series C Preferred Stock ($2.50), divided by the par value of the Series C Preferred (par value of $0.0001per share), subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate").

Based on the $2.50 price per share of Series C Preferred Stock, and a par value of $0.0001 per share for Series C Preferred each share of Series B Preferred Stock is convertible into 250,000 shares of Common Stock.

Each share of Series C Preferred Stock has 10 votes for any election or other vote placed before the shareholders of the Common stock

The Preferred B stock has a stated value of $.0001 and no stated dividend rate and is non-participatory.  The Series B and Series C has liquidation preference over common stock. The Voting Rights for each share of Series B is equal to 1 vote per share (equal to 4 times the number of common and Preferred C shares outstanding) and Series C Preferred Stock have 10 votes per shares.

The Holder has the right to convert the Preferred B and C to common shares of the Company with the Series B convertible to 4 times the number of common and Preferred C shares outstanding and Series C convertible to 250,000 common shares per Preferred C share. The Preferred Series B and Series C represents voting control based on management’s interpretation of the Company bylaws and Certificate of Designation.

Issuances of Preferred Stock

On April 15, 2013, the Company issued 2 shares of Series B Convertible Preferred Stock, with a fair market value of $214,556, for services.

On April 15, 2013 the Company issued 36,649 shares of Series C Convertible Preferred Stock for conversion of debt in the amount of $91,623.

On April 5, 2013 the company issued 2,000 shares of Series C Convertible Preferred Stock for cash of $5,000.

On April 26, 2013 the Company issued 200,000 shares of Series C Convertible Preferred Stock, with a fair market value of $500,000, for services.

During the year ended June 30, 2013 pursuant to the conversion terms of the Series A preferred shares the Company issued 1,760,000 shares of common stock upon the conversion of 17,600 shares of Series A preferred stock.

Common Stock

On April 15 the Company amended its articles of incorporation and increased the authorized shares of common stock from 750,000,000 to 979,999,994 and changed the par value of common stock from 0.0001 to 0.00001.

On April 15, 2013 the Company issued 510,000,000 shares of common stock, with a fair market value of $1,116,642, to its President for services.

During the year ended June 30, 2013 the Company issued 148,740,845 shares of common stock for conversion of debt in the amount of $16,486. The company recorded a loss on coversion of debt in the amount of $295,714.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

The following table includes select data extracted from, and should be examined in conjunction with, the audited financial statements and footnotes for the year ended June 30, 2013 and 2012 found under Item 8 of this annual report.

	Year Ended	Year Ended
	June 30, 2013	June 30, 2012
		(as restated)
Revenues	$ 244,469	$ 329,228

Cost of Sales	97,360	109,177

Gross Margin	147,089	220,051

Total Operating Expenses	2,368,190	545,020

Net Loss	(2,737,319)	(309,273)

Net Cash Used in Operating Activities	(221,566)	(87,811)

Net Cash Provided by (Used in) Investing Activities	11,783	(35,385)

Net Cash Provided by Financing Activities	210,720	118,253

Cash on hand	937	-

Net loss per basic and diluted shares	(0.02)	(0.02)

Weighted average number of common shares outstanding:	141,343,379	17,800,000

Cash dividends declared per common share	-	-

Property and equipment, net	1,557	16,171

Stockholders’ deficit	(797,855)	(344,408)

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

Results of Operations

The following table provides selected financial data about our company for the year ended June 30, 2013 and 2012, respectively.

Balance Sheet Data	June 30, 2013	June 30, 2012

Cash	$937	$-

Total Current Assets	$20,812	$24,940

Total Assets	$22,369	$41,111

Total Current Liabilities	$820,224	$385,519

Stockholders' Deficit	$(797,855)	$(344,408)

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

Revenues

The Company has recorded $244,469 and $329,228 in revenues from operations as of June 30, 2013 and 2012, respectively, which was generated from client printing (mainly color printing), mailing, sales of educational and family oriented DVD programs (through our acquired subsidiary Worldwide Media Organization, Inc.), and related services. The decrease in revenues is a result of lower consumer demand. Cost of sales for June 30, 2013 and 2012 respectively are $97,380 and $109,177, resulting in a gross margin of $147,089 and $220,051, respectively for such same time periods.

Operating and General & Administrative Expenses

The Company’s operating expenses consisting of depreciation expense, advertising expense, bad debt expense, royalty expense, payroll, professional fees, stock based compensation and general and administrative expenses totaling $2,368,190 and $545,020, respectively, for June 30, 2013 and 2012 resulting in a net loss from operations of $2,737,319 and $309,273 for such same time periods. The increase in operating expenses and net loss is primarily due to stock based compensation valued at $1,116,642 paid to the Company’s President for services during the year ended June 30, 2013 and stock issued for services valued at $500,000 to an outside consultant during the year ended June 30, 2013.

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

Capital and Liquidity

As of June 30, 2013 and 2012, we had total current assets of $20,812 and $24,940 respectively, and total current liabilities of $820,224 and $385,519, respectively.

We had cash on hand of $937 and $-0- as of June 30, 2013 and 2012, respectively. We do not have sufficient cash to meet our short-term expansion needs over the next 12 months, which are to sell our printing and mailing services on a more regional basis and acquire more DVD titles, and hire more employees and staff. We are currently upgrading our ecommerce web site at www.silvertoninc.com for our subsidiary Silverton Printing, Inc. and at www.mediahomevideo.com for our subsidiary Worldwide Media Organization, Inc. in order to increase our revenues. We intend to bring in new clients through Internet and more traditional advertising means and attract customers by lowering our margins in hopes of increasing our capacity.

The Company has been funded through borrowings from related parties and unrelated third parties in the form of notes payable and convertible notes payable, and through the sale of shares of the Company’s stock. During the year ended June 30, 2013 the Company received proceeds of $5,000 from the sale of preferred stock, received proceeds of $55,503 from notes payable, and received proceeds of $219,351 from convertible notes payable.

ITEM 8 Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Silverton Adventures, Inc.

We have audited the accompanying consolidated balance sheets of Silverton Adventures, Inc., as of June 30, 2013 and 2012, and the related consolidated statements of operations, consolidated statements of stockholders’ deficit and consolidated statements of cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Silverton Adventures, Inc., as of June 30, 2013 and 2012, and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had accumulated losses of $3,189,063 as of June 30, 2013 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC

Salt Lake City, UT

November 5, 2013

Office

801.783.2950

Fax

801.783.2960

www.sadlergibb.com | 2455 Parleys Way, suite 320, Salt Lake City, Utah 84109

SILVERTON ADVENTURES, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	June 30,
	2013	2012

CURRENT ASSETS

Cash	$937	$-
Trade accounts receivable, net	9,534	15,187
Other assets	565	-
Prepaid expenses	777
Prepaid royalties	8,999	9,753

Total Current Assets	20,812	24,940

PROPERTY AND EQUIPMENT, net	1,557	16,171

TOTAL ASSETS	$22,369	$41,111

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$327,841	$211,923
Bank overdraft	5,968	19,972
Royalty payables	39,806	23,368
Notes payable	40,564	115,125
Convertible note payable, net	126,823	10,000
Derivative liability	278,122	-
Related party payables	1,100	5,131

Total Current Liabilities	820,224	385,519

STOCKHOLDERS' DEFICIT

Series A Preferred stock, 10,000,000 shares authorized at par value of $0.001, 82,400 and 100,000 shares issued and
outstanding, respectively	82	100
Series B Preferred stock, 6 shares authorized at par
value of $0.0001, 2 and no shares issued and
outstanding, respectively	-	-
Series C Preferred stock, 10,000,000 shares authorized at par value of $0.0001, 238,649 and no shares issued and
outstanding, respectively	23	-
Common stock, 979,999,994 shares authorized at par
value of $0.00001; 678,300,845 and 17,800,000 shares
issued and outstanding, respectively	6,783	178
Additional paid-in capital	2,384,320	107,058
Accumulated deficit	(3,189,063)	(451,744)

Total Stockholders' Deficit	(797,855)	(344,408)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$22,369	$41,111

The accompanying notes are an integral part of these consolidated financial statements.

SILVERTON ADVENTURES, INC.
Consolidated Statements of Operations

	For the Years Ended
	June 30,
	2013	2012

SALES INCOME	$207,528	$214,059
ROYALTY INCOME	36,941	115,169
TOTAL REVENUES	244,469	329,228

COST OF SALES	97,380	109,177

GROSS MARGIN	147,089	220,051

OPERATING EXPENSES

Royalty expense	17,735	17,467
Depreciation expense	5,068	14,050
General and administrative	244,794	201,050
Stock based compensation	1,331,198	-
Payroll expense	120,199	251,772
Professional fees	649,196	60,681

Total Operating Expenses	2,368,190	545,020

LOSS FROM OPERATIONS	(2,221,101)	(324,969)

OTHER INCOME (EXPENSES)

Interest expense	(326,805)	(4,159)
Loss on disposal of assets	2,881	(1,951)
Gain on derivative	103,420	-
Gain (Loss) on settlement of debt	(295,714)	21,806

Total Other Income (Expenses)	(516,218)	15,696

NET LOSS BEFORE INCOME TAXES	(2,737,319)	(309,273)

Income taxes	-	-

NET LOSS	$(2,737,319)	$(309,273)

BASIC AND DILUTED LOSS PER SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	141,343,379	17,800,000

The accompanying notes are an integral part of these consolidated financial statements.

SILVERTON ADVENTURES, INC.
Consolidated Statements of Stockholders' Deficit

	Series A		Series B		Series C				Additional
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2011	-	-	-	-	-	-	17,800,000	178	97,158	(142,471)	(45,135)
Preferred stock issued for cash and services rendered at $0.10 per share	100,000	100	-	-	-	-	-	-	9,900	-	10,000
Net loss for the year ended June 30. 2011	-	-	-	-	-	-	-	-	-	(309,273)	(309,273)
Balance, June 30, 2012	100,000	100	-	-	-	-	17,800,000	178	107,058	(451,744)	(344,408)
Series B Preferred shares issued for compensation	-	-	2	-	-	-	-	-	214,556	-	214,556
Series C Preferred shares issued for services	-	-	-	-	200,000	20	-	-	499,980	-	500,000
Series C Preferred shares issued for cash	-	-	-	-	2,000	-	-	-	5,000	-	5,000
Series C Preferred shares issued for debt	-	-	-	-	36,649	3			91,620		91,623
Common stock issued for conversion of debt	-	-	-	-	-	-	148,740,845	1,487	310,713	-	312,200
Conversion of Series A Preferred shares into common shares	(17,600)	(18)	-	-	-	-	1,760,000	18	-	-	-
Beneficial conversion feature	-	-	-	-	-	-	-	-	43,851	-	43,851
Stock based compensation	-	-	-	-	-	-	510,000,000	5,100	1,111,542	-	1,116,642
Net loss for the year ended June 30, 2013	-	-	-	-	-	-	-	-	-	(2,237,319)	(2,237,319)
Balance, June 30, 2013	82,400	$82	2	$-	238,649	$23	678,300,845	$6,783	$2,384,340	$(3,189,063)	$(797,855)

The accompanying notes are an integral part of these consolidated financial statements.

SILVERTON ADVENTURES, INC.
Consolidated Statements of Cash Flows

	For the Years Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,737,319)	$(309,273)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	2,830	14,050
Excess interest on initial derivative liability	195,909	-
Amortization of debt discount	132,956	-
Gain on derivative liability	(103,420)	-
Bad debt expense	-	2,005
Stock issued for services	500,000	-
Stock based compensation	1,331,198	-
Expenses paid on behalf of the Company
by a related party	4,144	23,251
Expenses paid on behalf of the Company
by a unrelated party	19,000	6,500
Loss (Gain) on debt conversion	295,714	-
Loss on disposal of fixed assets	-	1,951
Changes to operating assets and liabilities:
Accounts receivable	5,653	46,811
Prepaid expenses	(777)
Inventory	-	-
Investments	(564)	-
Related-party receivables	-	-
Prepaid royalties	754	(4,721)
Accounts payable and accrued liabilities	115,918	132,955
Royalties payable	16,438	(1,340)
Net Cash Used in Operating Activities	(221,566)	(87,811)
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of fixed assets	11,783	-
Purchase of property and equipment	-	(35,385)
Net Cash Used in Investing Activities	11,783	(35,385)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of preferred stock	5,000	10,000
Changes in bank overdraft	(14,004)	19,972
Proceeds from related party payables	1,100	54,867
Proceeds from convertible notes payable	219,351	10,000
Proceeds from notes payable	55,503	47,000
Repayments on convertible notes payable	(10,000)	-
Repayments on notes payable	(41,099)	(5,500)
Repayments of related party payables	(5,131)	(18,086)
Net Cash Provided by Financing Activities	210,720	118,253
NET INCREASE (DECREASE) IN CASH	937	(4,943)
CASH AT BEGINNING OF YEAR	-	4,943
CASH AT END OF YEAR	$937	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$2,524
Income Taxes	$-	$-
NON CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for acquisition of subsidiary	$-	$-
Common stock issued for conversion of debt	$16,486	$-
Series C Preferred stock issued for debt	$91,623	$-
Contributed capital for forgiveness of related party debt	$-	$-
Cancellation of common stock	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

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

Principles of Consolidation

The accompanying consolidated financial statements for the years ended June 30, 2013 and 2012 include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The company considers all highly liquid investments with original maturities of three months or less to be cash or cash equivalents

Concentrations of Risk

The Company’s bank accounts are held by insured institutions. The funds are insured up to $250,000. At June 30, 2013, the Company’s bank deposits did not exceed the insured amounts.

Two of the Company’s customers make up 31 percent of total sales and five vendors account for 28 percent of total purchases.

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

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

The Company’s accounts receivable, net of the allowance for doubtful accounts, was $9,534 and $15,187 at June 30, 2013 and 2012, respectively.

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

Valuation of Long-Lived Assets

The Company follows ASC 360 regarding the valuations and carrying values of its long-lived assets. Long-lived tangible assets and definite-lived intangible assets are reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The Company uses an estimate of undiscounted future net cash flows of the assets over the remaining useful lives in determining whether the carrying value of the assets is recoverable. If the carrying values of the assets exceed the expected future cash flows of the assets, the Company recognizes an impairment loss equal to the difference between the carrying values of the assets and their estimated fair values.  For the years ended June 30, 2013 and 2012, no impairment of fixed assets was recognized.

Fair Value of Financial Instruments

In accordance with ASC 820, the carrying value of cash and cash equivalents, accounts receivable and accounts payable approximates fair value due to the short-term maturity of these instruments.  ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

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

a)

Persuasive evidence of an arrangement exists,

b)

Delivery has occurred or services have been rendered,

c)

The fee is fixed or determinable,

d)

Collectability is reasonably assured.

Revenues from printing and reproduction, such as photo copies, catalogue printing or reproduction, DVD duplication or other similar services are recognized under ASC 605 and are recognized when the product is shipped.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $18,114 and $18,067 in advertising expense for the years ended June 30, 2013 and 2012, respectively.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

June 30, 2013 and 2012

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes”. The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended June 30, 2013 and 2012, nor were any interest or penalties accrued as of June 30, 2013.

Basic Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  As of June 30, 2013 the Company has an outstanding balance of convertible debt that is potentially dilutive.  There are no such common stock equivalents outstanding as of June 30, 2013 or 2012.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company’s consolidated financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the year ended June 30, 2013, the Company realized a net loss of $2,737,319 and has incurred an accumulated deficit of $3,189,063.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of June 30, 2013 and 2012, property and equipment consisted of the following:

	June 30,
	2013	2012

Printing and imaging equipment	$16,270	$28,053
Computer equipment	2,506	2,506
Total property and equipment	18,776	30,559
Accumulated depreciation	(17,218)	(14,388)

Total property and equipment, net	$1,557)	$16,171)

Depreciation expense for the years ended June 30, 2013 and 2012 was $5,068 and $14,050, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party Payables

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company.  During the year ended June 30, 2013 the Company received cash of $1,100 on these payables, and made payments totaling $5,131 on these related-party payables.  Related party payables totaled $1,100 and $5,131 at June 30, 2013 and 2012, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

NOTE 5 – ROYALTIES

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublicense the rights to another party.  The agreements require the Company to pay an upfront royalty fee and then ongoing royalty fees of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $17,735 and $17,467 for the years ended June 30, 2013 and 2012, respectively.  As of June 30, 2013 and 2012, royalty payables under these agreements totaled $39,806 and $23,368, respectively.

Under some of these arrangements, the Company pays an upfront royalty fee that is applied to future royalties as the Company achieves sales and incurs corresponding royalty expense.  The upfront fees that are to be applied against future

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

royalty expenses are capitalized and amortized as royalty expenses are applied.  As of June 30, 2013 and 2012, the Company has recorded $8,999 and $9,753 as prepaid royalties, respectively.

The Company has also entered into similar royalty agreements wherein the Company licenses content rights to third parties in exchange for a royalty fee.  During the years ended June 30, 2013 and 2012, the Company recognized royalty revenue of $36,941 and $115,169, respectively.

NOTE 6 - STOCKHOLDERS’ DEFICIT

The Company is authorized to issue four classes of stock.  The total number of shares authorized to be issued by the Company is 10,000,000 shares of series A preferred stock at a par value of $0.001 per share, 6 shares of series B preferred stock at a par value of $0.0001 per share, 10,000,000 shares of series C preferred stock at a par value of $0.0001 per share, and 979,999,994 shares of common stock at a par value of $0.00001.  As of June 30, 2013, the Company has 82,400 series A preferred shares issued and outstanding, 2 series B preferred shares issued and outstanding, 238,649 series C preferred shares issued and outstanding, and 678,300,845 common shares issued and outstanding.

During the year ended June 30, 2013 the Company amended its articles of incorporation and changed the par value of the Company’s common stock from $0.0001 to $0.00001.

Preferred Stock – Series A

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

Preferred Stock - Series B

On April 9, 2013, the Board of Directors authorized 6 shares of Class B Convertible Preferred Stock and 10,000,000 shares of Class C Convertible Preferred Stock.  Class B and C Convertible Preferred Stock have the following attributes:

Each share of Series B Preferred Stock is convertible into the number of shares of Common Stock which equals 4 times the sum of: i) the total number of shares of Common Stock which are issued and outstanding at the time of conversion, plus ii) the total number of shares of Series C Preferred Stocks which are issued and outstanding at the time of conversion, divided by: the number of shares of Series B Preferred Stock issued and outstanding at the time of conversion.

The Series B Preferred Stock voting rights are equal to the number of shares of Common Stock which equals 4 times the sum of: i) the total number of shares of Common Stock which are issued and outstanding, plus ii) the total number of shares of Series C Preferred Stocks which are issued and outstanding at time of voting, divided by: the number of shares of Series B Preferred Stock issued and outstanding at the time of voting.

NOTE 6 - STOCKHOLDERS’ DEFICIT (continued)

Preferred Stock  - Series C

Each share of Series C Preferred Stock is convertible at common stock par value $0.00001 per share (the “Series C Preferred”), at any time, and/or from time to time, into the number of shares of the Corporation's common stock, par value $0.00001 per share (the "Common Stock") equal to the price of the Series C Preferred Stock ($2.50), divided by the par value of the Series C Preferred (par value of $0.0001per share), subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate").

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

Based on the $2.50 price per share of Series C Preferred Stock, and a par value of $0.0001 per share for Series C Preferred each share of Series B Preferred Stock is convertible into 250,000 shares of Common Stock.

Each share of Series C Preferred Stock has 10 votes for any election or other vote placed before the shareholders of the Common stock

The Preferred B stock has a stated value of $.0001 and no stated dividend rate and is non-participatory.  The Series B and Series C has liquidation preference over common stock. The Voting Rights for each share of Series B is equal to 1 vote per share (equal to 4 times the number of common and Preferred C shares outstanding) and Series C Preferred Stock have 10 votes per shares.

The Holder has the right to convert the Preferred B and C to common shares of the Company with the Series B convertible to 4 times the number of common and Preferred C shares outstanding and Series C convertible to 250,000 common shares per Preferred C share. The Preferred Series B and Series C represents voting control based on management’s interpretation of the Company bylaws and Certificate of Designation.

Issuances of Preferred Stock

On April 15, 2013, the Company issued 2 shares of Series B Convertible Preferred Stock, with a fair market value of $214,556, for services to the President of the Company and one director who has since resigned.

On April 15, 2013 the Company issued 36,649 shares of Series C Convertible Preferred Stock for conversion of debt in the amount of $91,623.

On April 5, 2013 the company issued 2,000 shares of Series C Convertible Preferred Stock for cash of $5,000.

During the year ended June 30, 2013 pursuant to the conversion terms of the Series A preferred shares the Company issued 1,760,000 shares of common stock upon the conversion of 17,600 shares of Series A preferred stock.

On April 26, 2013 the Company issued 200,000 shares of Series C Convertible Preferred Stock, with a fair market value of $500,000, for services.

Common Stock

On April 15 the Company amended its articles of incorporation and increased the authorized shares of common stock from 750,000,000 to 979,999,994 and changed the par value of common stock from 0.0001 to 0.00001.

On April 15, 2013 the Company issued 510,000,000 shares of common stock, with a fair market value of $1,116,642, to its President for services.

During the year ended June 30, 2013 the Company issued 148,740,845 shares of common stock for conversion of debt in the amount of $16,486. During the year ended June 30, 2013 the Company recorded a loss on settlement of debt in the amount of $295,714.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On July 20, 2011, the Company entered into a convertible note payable in the amount of $10,000.  The note bears interest at 8.50 percent per annum and has a maturity date of July 20, 2014.  The creditor has the option at any time to convert the principal and any accrued interest into common stock of the Company according to the following stock prices: year one, $0.75 per share; year two, $1.00 per share; and year three, $1.25 per share.  The entire note with a principal balance of $10,000 along with $1,306.44 was assigned to a third party. In addition the Company assigned another note payable in the amount of $30,000 and accrued interest of $2,544 to the third party. The total aggregate amount assigned to the third party was $43,851. The terms of the assigned notes were amended. The amended terms are:

•

The assigned notes bear interest at 10%

•

The assigned notes are due on demand

•

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

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

As of June 30, 2013, $15,000 of the note was converted into 140,845 shares of common stock by the note holder (see note 6).

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $42,500 on the note date.  As of June 30, 2013 the Company had amortized $36,473 of the debt discount to interest expense, leaving $6,027 in unamortized debt discount at June 30, 2013.

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

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $.025, exercise price of $0.0138, dividend yield of zero, years to maturity of 0.11, risk free rate of 0.03 percent, and annualized volatility of 312.97 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At June 30, 2013 the derivative liability was revalued at $44,237, which led to the Company recording a gain on derivative liability in the amount of $23,137

NOTE 7 – CONVERTIBLE NOTES PAYABLE (continued)

On December 26, 2012 the Company entered into a convertible note agreement. Pursuant to the agreement, the agreement was consummated on January 2, 2013 upon the Company’s receipt of $32,500 cash proceeds from the note.   The note bears interest at 8 percent per annum with principal and interest due in full on September 30, 2013.  The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 55 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $32,500 on the note date.  As of June 30, 2013 the Company had amortized $21,467 of the debt discount to interest expense, leaving $11,033 in unamortized debt discount at June 30, 2013.

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

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.49 to $0.9, exercise price of $0.3025 to $0.0138, dividend yield of zero, years to maturity of 0.74to 0.25, risk free rate of 0.14 to 0.04 percent, and annualized volatility of 247 to 350 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At June 30, 2013 the derivative liability was revalued at $39,943, which led to the Company recording a gain on derivative liability in the amount of $1,069.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the note date.  As of June 30, 2013 the Company had amortized $19,773 of the debt discount to interest expense, leaving $17,727 in unamortized debt discount at June 30, 2013.

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

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.68 to $0.025, exercise price of $0.1925 to $0.0138, dividend yield of zero, years to maturity of 0.75 to 0.36, risk free rate of 0.13 to 0.03 percent, and annualized volatility of 263 to 400 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At June 30, 2013 the derivative liability was revalued at 56,663, which led to the Company recording a gain on derivative liability in the amount of $59,478.

NOTE 7 – CONVERTIBLE NOTES PAYABLE (continued)

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

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the note date.  As of June 30, 2013 the Company had amortized $6,507 of the debt discount to interest expense, leaving $18,493 in unamortized debt discount at June 30, 2013.

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

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.9 to $0.025, exercise price of $0.054 to .012, dividend yield of zero, years to maturity of 1 to 0.74, risk free rate of 0.14 to 0.13 percent, and annualized volatility of 274 to 323 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At June 30, 2013 the derivative liability was revalued at $46308, which led to the Company recording a loss on derivative liability in the amount of $10,086.

On May 1, 2013 the Company entered into a convertible note agreement. Pursuant to the agreement, the agreement was consummated on May 2, 2013 upon the Company’s receipt of $-0- cash proceeds and $9,500 of which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on February 3, 2014.  The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 55 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $9,500 on the note date.  As of June 30, 2013 the Company had amortized $135 of the debt discount to interest expense, leaving $498 in unamortized debt discount at June 30, 2013.

The fair value of the conversion option of the convertible note of $633 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.035 to $0.025, exercise price of $0.3025 to $0.0138, dividend yield of zero, years to maturity of 0.76to 0.6, risk free rate of 0.1 percent, and annualized volatility of 311 to 355 percent.

NOTE 7 – CONVERTIBLE NOTES PAYABLE (continued)

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At June 30, 2013 the derivative liability was revalued at $15,134, which led to the Company recording a gain on derivative liability in the amount of $14,501.

On May 24, 2013 the Company entered into a convertible note agreement. Pursuant to the agreement, the agreement was consummated on June 3, 2013 upon the Company’s receipt of $32,830 cash proceeds and $14,670 of which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on February 28,

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

2014.  The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 55 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $47,500 on the note date.  As of June 30, 2013 the Company had amortized $4,750 of the debt discount to interest expense, leaving $42,750 in unamortized debt discount at June 30, 2013.

The fair value of the conversion option of the convertible note of $120,160 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price at valuation date of $0.0299 to $0.025, exercise price of $0.011 to $0.0138, dividend yield of zero, years to maturity of 0.74to 0.67, risk free rate of 0.11 to 0.13 percent, and annualized volatility of 363 to 338 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At June 30, 2013 the derivative liability was revalued at $75,837, which led to the Company recording a gain on derivative liability in the amount of $44,323.

NOTE 8 – NOTES PAYABLE

On May 18, 2012 the Company entered into a note payable with an unrelated third party in the amount of $30,000. The note is unsecured, bears interest at a rate of 12.0 percent per annum, and is due on May 18, 2014. During the year ended June 30, 2013 the note was paid off in full.

On January 5, 2012 the Company entered into a note payable with an unrelated third-party in the amount of $8,000.  The Company received $6,000 in cash, but agreed to repay a total of $8,000.  The $2,000 difference is accounted for as interest expense.  As of June 30, 2013, the note was in default and the creditor had made demands for payment. As of June 30, 2013 the outstanding balance on this note was $5,100.

During the year ended June 30, 2012 the Company entered into a note payable with an unrelated third-party in the amount of $3,500.  The Company received $3,000 but promised to repay a total of $3,500 as of June 28, 2012.   The $500 difference is accounted for as interest expense.   As of June 30, 2013 the note was in default and the creditor has demanded payment.  The note term dictates that upon default, the Company is responsible for $100 per week in accrued interest.  In August 2012, this weekly penalty interest was reduced to $50 per week.  The note is unsecured and as of June 30, 2013 the outstanding balance on this note, including accrued interest, totaled $2,800.

NOTE 8 – NOTES PAYABLE (continued)

On April 2, 2012 the Company entered into a note payable agreement with an unrelated third-party in which the related party would pay $6,500 of expenses on behalf of the Company.  The note is due on demand and bears no interest.  As of June 30, 2013 the outstanding balance on this note was $6,500.

On March 18, 2013 the Company entered into a note payable agreement with an unrelated third-party in the amount of $3,000. The note bears interest at 40 percent per annum and is due on April 18, 2013. The note is in default. As of June 30, 2013 the outstanding balance on this note was $$1,000.During the year ended June 30, 2013 the Company issued 36,694 shares of Series C Preferred stock to an unrelated third party for $91,623 of debt.

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

During the year ended June 30, 2013 the Company issued 1,486 shares of common stock for debt in the amount of $1,486 (see note 6) for which the Company recognized a loss of $285,714.

As of June 30, 2013 and 2012 the total outstanding notes payable balance was $40,564 and 115,125, respectively.

NOTE 9 – INCOME TAXES

The Company’s provision for income taxes was $-0- for the years ended June 30, 2013 and 2012, respectively, since the Company has accumulated taxable losses from operations.  ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a full valuation allowance equal to the deferred tax asset has been recorded.

The total deferred tax asset is calculated by multiplying a 34 percent marginal tax rate by the cumulative Net Operating Loss (“NOL”).  At June 30, 2013, the Company has available $153,593 of NOL’s which expire in various years beginning in 2026 and carrying forward through 2032.  The tax effects of significant items comprising the Company's net deferred taxes as of June 30, 2013 and 2012 were as follows:

	June 30,
	2013	2012

Cumulative NOL	$3,189,063	$451,744

Deferred Tax Assets:
Net operating loss carry forwards	(1,084,281)	(153,593)
Common and preferred stock issued for services	455,973	3,366
Valuation allowance	458,308	150,227
	$-	$-

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34 percent to net loss before provision for income taxes for the following reasons:

	June 30,
	2013	2012

Income tax benefit at U. S. federal statutory rates:	$930,688	$105,180
Stock/options issued for services	(622,607)
Change in valuation allowance	(308,081)	(105,180)
	$-	$-

The Company files federal and Nevada income tax returns subject to statutes of limitations. The years ended June 30, 2013, 2012, and 2011 are subject to examination by federal and state tax authorities.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Agreements

During the year ended June 30, 2013 the Company terminated its lease agreement. Rent expense totaled $64,081 and $34,566 for the years ended June 30, 2013 and 2012, respectively.

Royalty Agreements

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublet the rights to another party.  The agreements

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2013 and 2012

require the Company to pay royalties of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $17,735 and $17,467 for the years ended June 30, 2013 and 2012, respectively.

Legal Proceedings

The Company may be party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters.  There is no litigation or contingencies that require accrual or disclosure as of June 30, 2013.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2013 and 2012. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the years ended June 30, 2013 and 2012.

NOTE 11 – FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2013 and 2012, on a recurring basis:

Liabilities measured
at fair value on a recurring
basis at June 30, 2013:
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$ -	$ 278,122	$-	$278,122
Total	$ -	$ 278,122	$-	$278,122

Liabilities measured
at fair value on a recurring
basis at June 30, 2012:
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$ -	$ -	$-	$-
Total	$ -	$ -	$-	$-

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments.  The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to June 30, 2013 the Company amended five of its notes payable to include a conversion clause granting the note holder the conversion option to convert any portion of the principal amount plus the accrued and unpaid interest into fully paid and non-assessable shares of the Company’s common stock based on a conversion price of $0.00001. The notes payable that were amended were the Kopjaggers Consulting January 5, 2012 note in the amount of $6,000, the Brad McAlpin July 18, 2012 note in the amount of $3,500, the Brad McAlpin June 3, 2011 note in the amount of $2,850, the Ted D. Campbell II January 2, 2013 note in the amount of $7,500, and the Ted D. Campbell II January 17, 2013 note in the amount of $7,500.

Subsequent to June 30, 2013 the Company issued 1,061,664,939 shares of common stock for conversion of debt in the amount of $70,840.

On July 26, 2013 the Company entered into a lease agreement with a term of twenty-four months and a monthly rate of $3,450. The lease commences on August 1, 2013 and continues until July 31, 2016.

In accordance with ASC 855, Company management reviewed all material events through the date of this filing, and there are no other material subsequent events to report other than those reported.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A –Controls and Procedures

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in  Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As of June 30, 2013, management has determined that the Company’s internal control over financial reporting as of June 30, 2013 was not effective.  We are in the process of developing new policies and procedures with regards to internal control over financial reporting.

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

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended June 30, 2013 covered by this report were not previously reported on Form 8-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below is the name and age of each individual who was a director or executive officer of Silverton Adventures, Inc. as of June 30, 2013, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

NAME	AGE	POSITION	DATES SERVED

Ron Miller	60	President and Director (Chairman of the Board)	December 2010 to Present

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

Item 11.  Executive Compensation

(a) Since Silverton Adventures, Inc.’s incorporation on May 31, 2006, we have not made any cash payments to any officer, director or employee. Our President has an employment agreement and pursuant to that agreement received 510,000,000 shares of common stock as compensation during the year ended June 30, 2013. We do not have any other employment agreements.  Any future compensation to be paid will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed.  We do not currently have plans to pay any compensation, other than the stock based compensation according to our President’s employment agreement, until such time as the Company maintains a positive cash flow.

(b) There are no annuity, pension, or retirement benefits proposed to be paid to officers, directors, or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation.

Director Compensation

On April 15, 2013 the Company entered into an employment agreement with its President. Pursuant to the terms of the agreement the President received 510,000,000 shares of common stock, valued at fair market value of $1,116,642, as compensation. The term of the agreement is for one year.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of June 30, 2013. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 1,061,664,939 total outstanding shares of our common stock as of November 1, 2013.

Amount and Nature of Beneficial Ownership as of June 30, 2013:

Name of Individual	# Shares Beneficially Owned	# of Class of Common Stock

Ron Miller President and Director 5070 Arville Street, Suite 7 Las Vegas, Nevada 89118	516,500,000	48.65%

All Officers and Directors as a Group (1 Persons)	516,500,000	48.65%

Item 13 – Certain Relationships and Related Transactions, Director Independence

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company.  During the year ended June 30, 2013 the Company received cash of $-0- on these payables, had $-0- expenses paid on behalf of the Company, and made payments totaling $5,131 on these related-party payables.  Related party payables totaled $1,100 and $5,131 at June 30, 2013 and 2012, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

During the year ended June 30, 2013, the Company made cash payments totaling $5,131 to related parties, and received cash proceeds in the amount of $1,100.

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

2013:  $21,500

2012:  $21,500

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2013:   $ -0-

2012:

$ -0-

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2013:    $ -0-

2012:    $ -0-

All Other Fees:

2013:

$ -0-

2012:   $ -0-

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

November 5, 2013

Silverton Adventures, Inc.

By:

/s/ Ron Miller

Ron Miller, President

(Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

November 5, 2013

By:

/s/ Ron Miller

Ron Miller, President

Principal Executive Office

Principal Financial Officer

Principal Accounting Officer

Chairman of the Board of Directors