Form 10-Q
period 2013-09-30
Silverton Adventures, Inc.
filed 2013-11-22
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

As of November 21, 2013 the Registrant had 1,439,422,515 shares of its $0.00001 par value Common Stock outstanding.

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

19

SIGNATURES

19

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	June 30,
	2013	2013
	(Unaudited)
CURRENT ASSETS

Cash	$-	$937
Trade accounts receivable, net	9,177	9,534
Other assets	-	565
Prepaid expenses	777	777
Prepaid royalties	8,999	8,999

Total Current Assets	18,953	20,812

PROPERTY AND EQUIPMENT, net	626	1,557

TOTAL ASSETS	$19,579	$22,369

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$357,287	$327,841
Royalties payable	40,944	39,806
Bank overdraft	18,256	5,968
Derivative liability	285,309	278,122
Related party payables	-	1,100
Notes payable	39,828	40,564
Convertible notes, net of discount	108,996	126,823

Total Current Liabilities	850,620	820,224

TOTAL LIABILITIES	850,620	820,224

STOCKHOLDERS' DEFICIT

Series A Preferred stock, 10,000,000 shares authorized at par value of $0.001, 82,400 and 100,000 shares issued and
outstanding, respectively	82	82
Series B Preferred stock, 6 shares authorized at par
value of $0.0001, 2 and no shares issued and
outstanding, respectively	-	-
Series C Preferred stock, 10,000,000 shares authorized at par value of $0.0001, 238,649 and 238,649 shares issued and
outstanding, respectively	23	23
Common stock,979,999,994 shares authorized at par
value of $0.001; 1,113,664,939 and 678,300,845 shares
issued and outstanding, respectfully	11,137	6,783
Additional paid-in capital	2,616,232	2,384,320
Accumulated deficit	(3,458,515)	(3,189,063)

Total Stockholders' Deficit	(831,041)	(797,855)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,579	$22,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended
	September 30,
	2013	2012

SALES INCOME	$25,135	$57,677
ROYALTY INCOME	18,350	17,754
TOTAL REVENUE	43,485	75,431

COST OF SALES	6,128	22,245
GROSS MARGIN	37,357	53,186

OPERATING EXPENSES

Depreciation expense	932	1,859
Royalty expense	1,137	5,676
Payroll expense	30,641	43,965
Professional fees	45,066	20,770
General and administrative	66,242	52,568

Total Operating Expenses	144,018	124,838

LOSS FROM OPERATIONS	(106,661)	(71,652)

OTHER INCOME (EXPENSE)

Interest expense	(77,167)	(1,334)
Other income	20,331	-
Loss on derivative liability	(105,955)	-

Total Other Expense	(162,791)	(1,334)

LOSS BEFORE INCOME TAXES	(269,452)	(72,986)

Income taxes	-	-

NET LOSS	$(269,452)	$(72,986)

BASIC AND DILUTED LOSS
PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING BASIC AND DILUTED	908,130,810	17,800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Three Months Ended
	September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(269,452)	$(72,986)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	932	1,859
Loss on derivative liability	105,955	-
Amortization of debt discount	63,160	-
Expenses paid on behalf of the Company by a unrelated third party	14,161
Excess interest on initial derivative valuation	10,358	-
Expenses paid on behalf of the Company by a related party	-	5,720
Changes to operating assets and liabilities:
Accounts receivable	357	(4,828)
Prepaid royalties	-	125
Accounts payable and accrued expenses	37,002	41,022
Royalties payable	1,138	5,550

Net Cash Used in Operating Activities	(36,389)	(23,538)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment	564	-
Net Cash Provided By Investing Activities	564	-

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdrafts	12,288	11,911
Repayments received on related-party receivables	-	18,500
Repayments to related-party payables	(1,100)	(6,223)
Proceeds from convertible notes	24,700	-
Repayments on notes payable	(1,000)	(650)

Net Cash Provided by Financing Activities	34,888	23,538

NET DECREASE IN CASH	(937)	-
CASH AT BEGINNING OF PERIOD	937	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES

Note payable converted to common stock	$236,266	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements.  The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 80,297,504,352 such common stock equivalents outstanding as of September 30, 2013.

NOTE 4 – RELATED-PARTY TRANSACTIONS

Related party payables totaled $-0- and $1,100 at September 30, 2013 and June 30, 2013, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

NOTE 5 – ROYALTIES

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublicense the rights to another party.  The agreements require the Company to pay an upfront royalty fee and then ongoing royalty fees of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $1,137 and $5,676 for the three months ended September 30, 2013 and 2012, respectively.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited)

NOTE 5 – ROYALTIES (Continued)

As of September 30, 2013 and June 30, 2013, royalty payables under these agreements totaled $40,944 and $39,806, respectively.

Under some of these arrangements, the Company pays an upfront royalty fee that is applied to future royalties as the Company achieves sales and incurs corresponding royalty expense.  The upfront fees that are to be applied against future royalty expenses are capitalized and amortized as royalty expenses are applied.  As of September 30, 2013 and June 30, 2013, the Company has recorded $8,999 and $8,999 as prepaid royalties, respectively.

The Company has also entered into similar royalty agreements wherein the Company licenses content rights to third parties in exchange for a royalty fee.  During the three months ended September 30, 2013 and 2012, the Company recognized royalty revenue of $18,350 and $17,754, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

On July 20, 2011, the Company entered into a convertible note payable in the amount of $10,000.  The note bears interest at 8.5 percent per annum and has a maturity date of July 20, 2014.  The creditor has the option at any time to convert the principal and any accrued interest into common stock of the Company according to the following stock prices: year one, $0.75 per share; year two, $1.00 per share; and year Three, $1.25 per share. During the fiscal year ended June 30, 2012 the entire note with a principal balance of $10,000 along with $1,306 in accrued interest was assigned to a third party; in addition the Company assigned another note payable in the amount of $30,000 and accrued interest of $2,544 to the third party. The total aggregate amount assigned to the third party was $43,851. The terms of the assigned notes were amended. The amended terms are:

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

As of September 30, 2013 and June 30, 2013, the note balance was $28,851 and $28,851 respectively.

On November 6, 2012, the Company borrowed $42,500 from an unrelated third party entity in the form of a convertible note, $33,000 of which was received in cash and $9,500 of which was for professional fees.  The note bears interest at 8 percent per annum with principal and interest due in full on August 8, 2013.

During the three months ended September 30, 2013 the Company issued 59,027,960 shares of common stock for conversion of debt in the amount of $42,500 which fully extinguished the debt.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $42,500 on the note date.  As of September 30, 2013 the Company had amortized $42,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at September 30, 2013.

The fair value of the conversion option of the convertible note of $67,368 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price of $0.99, exercise price of $0.495, dividend yield of zero, years to maturity of 0.75, risk free rate of 0.10 percent, and annualized volatility of 237.60 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.  At September 30, 2013 the derivative liability was extinguished due to the conversion of debt, which led to the Company recording a gain on derivative liability in the amount of $32,749.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

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

During the three months ended September 30, 2013 the Company issued 141,512,605 shares of common stock for conversion of debt in the amount of $32,500 which fully extinguished the debt.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $32,500 on the note date.  As of September 30, 2013 the Company had amortized $32,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at September 30, 2013.

The fair value of the conversion option of the convertible note of $46,796  has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price of $0.55 to $0.005, exercise price of $0.3025 to $0.0002, dividend yield of zero, years to maturity of 0.74to 0.05, risk free rate of 0.14 to 0.01 percent, and annualized volatility of 247 to 350 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At September 30, 2013 the derivative liability was revalued at $-0-, which led to the Company recording a loss on derivative liability in the amount of $74,173.

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

During the three months ended September 30, 2013 the Company issued 28,823,529 shares of common stock for conversion of debt in the amount of $4,900 leaving a remaining note balance of $32,600 at September 30, 2013.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the note date.  As of September 30, 2013 the Company had amortized $32,995 of the debt discount to interest expense, leaving $4,505 in unamortized debt discount at September 30, 2013.

The fair value of the conversion option of the convertible note of $132,450 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price of $0.68 to $0.0003, exercise price of $0.1925 to $0.0001, dividend yield of zero, years to maturity of 0.75 to 0.10, risk free rate of 0.13 to 0.03 percent, and annualized volatility of 842.72 to 312.36 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At September 30, 2013 the derivative liability was revalued at $46,273, which led to the Company recording a gain on derivative liability in the amount of $1,612.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited)

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the note date.  As of September 30, 2013 the Company had amortized $14,087 of the debt discount to interest expense, leaving $10,913 in unamortized debt discount at September 30, 2013.

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

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price of $0.9 to $0.0003, exercise price of $0.054 to .00011, dividend yield of zero, years to maturity of 1 to 0.49, risk free rate of 0.14 to 0.04 percent, and annualized volatility of 274 to 482 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At September 30, 2013 the derivative liability was revalued at $58,964, which led to the Company recording a loss on derivative liability in the amount of $24,902.

During the three months ended September 30, 2013 the Company issued 52,000,000 shares of common stock for conversion of debt in the amount of $5,200 leaving a remaining note balance of $19,800 at September 30, 2013.

On May 1, 2013 the Company entered into a convertible note agreement to borrow $9,500. Pursuant to the agreement, the agreement was consummated on May 2, 2013 upon the Company’s receipt of $-0- cash proceeds and $9,500 of which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on February 3, 2014.  The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 55 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $633 on the note date.  As of September 30, 2013 the Company had amortized $345 of the debt discount to interest expense, leaving $288 in unamortized debt discount at September 30, 2013.

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

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price of $0.035 to $0.0003, exercise price of $0.3025 to $0.0001, dividend yield of zero, years to maturity of 0.76to 0.35, risk free rate of 0.1 to 003 percent, and annualized volatility of 311 to 486 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At September 30, 2013 the derivative liability was revalued at $17,390, which led to the Company recording a loss on derivative liability in the amount of $2,256.

On May 24, 2013 the Company entered into a convertible note agreement. Pursuant to the agreement, the agreement was consummated on June 3, 2013 upon the Company’s receipt of $32,830 cash proceeds and $14,670 of which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on February 28, 2014.  The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 55 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $47,500 on the note date.  As of September 30, 2013 the Company had amortized $20,935 of the debt discount to interest expense, leaving $26,565 in unamortized debt discount at September 30, 2013.

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

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price of $0299 to $0.0003, exercise price of $0.011 to $0.0001, dividend yield of zero, years to maturity of 0.74 to 0.41, risk free rate of 0.10 to 0.03 percent, and annualized volatility of 363 to 502 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.  At September 30, 2013 the derivative liability was revalued at $90,056, which led to the Company recording a loss on derivative liability in the amount of $14,219.

On July 26, 2013 the Company entered into a convertible note agreement to borrow $37,500. Pursuant to the agreement, the Company received cash proceeds of $24,700 and $12,800 of which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on April 30, 2014.  The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 55 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the note date.  As of September 30, 2013 the Company had amortized $8,903 of the debt discount to interest expense, leaving $28,597 in unamortized debt discount at September 30, 2013.

The fair value of the conversion option of the convertible note of $47,860 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price of $0.0011 to $0.0003, exercise price of $0.0008 to $0.0001, dividend yield of zero, years to maturity of 0.76 to 0.58, risk free rate of 0.10 to 0.04 percent, and annualized volatility of 407 to 463 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements. At September 30, 2013 the derivative liability was revalued at $72,626, which led to the Company recording a loss on derivative liability in the amount of $24,766.

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

During the three months ended September 30, 2013 the Company issued an aggregate of 435,364,094 shares of common stock to various entities upon conversion of various debts.  The common stock was valued at the value of the debt converted, which totaled $236,268.

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

September 30, 2013 (Unaudited)

NOTE 8 – SEGMENT DISCLOSURES (Continued)

The Company has three principal operating segments: (1) printing services, (2) media development and distribution, and (3) the corporate operations overseeing each segment and the financial reporting obligations of the combined entity.  These operating segments were delineated based on the nature of the products and services offered.

The Company has determined that there are two reportable segments: (1) printing services and (2) media development and distribution.  The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. The following tables show the operations of the Company’s reportable segments for the three months ended September 30, 2013 and 2012:

	Printing Services	Media Development and Distribution	Consolidated
September 30, 2013
Revenues	$15,030	$28,455	$43,485
Cost of revenues	3,666	2,462	6,128
Operating expenses	22,662	121,356	144,018
Other income (expense)	-	(162,791)	(162,791)
Net income (loss)	$(11,298)	$(258,154)	$(269,452)
Total assets	$1,696	$17,883	$19,579

	Printing Services	Media Development and Distribution	Consolidated
September 30, 2012
Revenues	$20,049	$55,382	$75,431
Cost of revenues	19,444	2,801	22,245
Operating expenses	30,430	94,408	124,838
Other (expense)	(213)	(1,121)	(1,334)
Net income (loss)	$(30,038)	$(42,948)	$(72,986)
Total assets	$14,128	$29,827	$43,955

NOTE 9 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY

The Company evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Under ASC-815 the conversion options embedded in the notes payable described in Note 6 require liability classification because they do not contain an explicit limit to the number of shares that could be issued upon settlement.

During 2013, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

During 2013, the Company issued additional convertible notes.  The conversion options and warrants were classified as derivative liabilities at their fair value on the date of issuance.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2013 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY (continued)

As defined in FASB ASC 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilized the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The three levels of the fair value hierarchy are as follows:

Level 1 –

Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 -	Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date.

Level 3 –

Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as September 30, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities, September 30, 2013	$-	$285,309	$-	$285,309

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to September 30, 2013 the Company issued 325,757,576 shares of common stock for the conversion of debt in the amount of $42,050.

On October 4, 2013 the Company entered into a convertible note agreement to borrow $14,500. The note bears interest at 8 percent per annum with principal and interest due in full on July 8, 2014.  The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 55 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

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

During the three months ended September 30, 2013, the Company generated revenues of $43,485 (as compared to revenues of $75,431 for three months ended September 30, 2012) while incurring $6,128 in cost of sales resulting in a gross margin of $37,357 (as compared to a gross margin of $53,186 for three months ended September 30, 2012). After the Company deducted $144,018 for total operating expenses we incurred a loss from operations of $106,661 for the three months ended September 30, 2013 (as compared to a loss from operations of $71,652 for three months ended September 30, 2012). During the three months ended September 30, 2013, the company incurred $162,791 in total other expenses (as compared to total other expenses of 1,334 for the three months ended September 30, 2012) resulting in a net loss of $269,452 and $72,986 for the three months ended September 30, 2013 and 2012, respectively.

The net loss for the three months ended September 30, 2013 is attributable primarily to a 40% drop in our total revenues (from $75,431 for three months ended September 30, 2012 to $43,485 for three months ended September 30, 2013) and to an increase in other expenses from $1,334 for the three months ended September 30, 2012 to $162,791 for the three months ended September 30, 2013. The drop in revenues is due to lower consumer demand. The increase in other expenses is due to a loss on derivative liability.

To reach and maintain quarterly profitability, the Company must raise significant investment capital to be able to expand our inventory of educational and family oriented DVD titles under our subsidiary Worldwide Media, and marketing our printing services regionally under our subsidiary Silverton Printing, Inc..

Liquidity and Capital Resources

As of September 30, 2013, the Company had negative working capital of $831,667, which is current assets minus current liabilities.  This negative working capital is attributable to accounts payable, accrued liabilities, notes payable, derivative liability, and convertible notes payable. The Company’s current assets as of September 30, 2013 consisted of $9,177 in trade accounts receivable,, net, $777 in prepaid royalties, and $8,999 in prepaid royalties.

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

Silverton Adventures, Inc.
(Registrant)

Signature	Title	Date

/s/ Ron Miller	President, CEO, Treasurer, and Director	November 21, 2013
Ron Miller

/s/ Ron Miller	Secretary	November 21, 2013
Ron Miller

/s/ Ron Miller	Principal Financial Officer	November 21, 2013
Ron Miller

/s/ Ron Miller	Principal Accounting Officer	November 21, 2013
Ron Miller