Form 10-Q
period 2013-12-31
Silverton Adventures, Inc.
filed 2014-02-19
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013

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

As of February 19, 2014 the Registrant had 2,878,848 shares of its $0.00001 par value Common Stock outstanding.

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

3

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIALS CONDITION

AND RESULTS OF OPERATIONS

17

PART II — OTHER INFORMATION

24

ITEM 1. LEGAL PROCEEDINGS

24

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

24

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

24

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

24

ITEM 5. OTHER INFORMATION

24

None

24

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

24

SIGNATURES

25

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	December 31,	June 30,
	2013	2013
	(Unaudited)
CURRENT ASSETS
Cash	$-	$937
Trade accounts receivable, net	8,839	9,534
Other assets	-	565
Prepaid expenses	777	777
Prepaid royalties	8,833	8,999

Total Current Assets	18,449	20,812

PROPERTY AND EQUIPMENT, net	64	1,557

TOTAL ASSETS	$18,513	$22,369

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$402,491	$327,841
Royalties payable	41,030	39,806
Bank overdraft	26,893	5,968
Derivative liability	281,201	278,122
Related party payables	-	1,100
Notes payable	16,466	40,564
Convertible notes, net of discount	176,495	126,823

Total Current Liabilities	944,576	820,224

TOTAL LIABILITIES	944,576	820,224

STOCKHOLDERS' DEFICIT
Series A Preferred stock, 10,000,000 shares authorized at par
value of $0.001, 82,400 and 82,400 shares issued and outstanding, respectively	82	82
Series B Preferred stock, 6 shares authorized at par
value of $0.0001, 2 and 2 shares issued and outstanding, respectively	-	-
Series C Preferred stock, 10,000,000 shares authorized at par
value of $0.0001, 238,649 and 238,649 shares issued and outstanding, respectively	23	23
Common stock, 2,479,999,994 shares authorized at par
value of $0.00001; 2,878,848 and 1,356,602 shares issued and outstanding, respectfully	29	14
Additional paid-in capital	2,731,369	2,391,089
Accumulated deficit	(3,657,566)	(3,189,063)

Total Stockholders' Deficit	(926,063)	(797,855)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,513	$22,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

SALES INCOME	$11,849	$55,294	$36,984	$112,971
ROYALTY INCOME	4,023	4,621	22,373	22,375
TOTAL REVENUE	15,872	59,915	59,357	135,346

COST OF SALES	5,844	12,335	11,972	34,580
GROSS MARGIN	10,028	47,580	47,385	100,766

OPERATING EXPENSES
Depreciation expense	562	2,598	1,494	4,457
Royalty expense	624	5,698	1,761	11,374
Payroll expense	110	43,078	30,751	87,043
Professional fees	86,028	47,088	131,094	67,858
General and administrative	35,849	36,187	102,091	88,755
Total Operating Expenses	123,173	134,649	267,191	259,487
LOSS FROM OPERATIONS	(113,145)	(87,069)	(219,806)	(158,721)

OTHER INCOME (EXPENSE)
Interest expense	(78,223)	(34,816)	(155,390)	(36,150)
Other income	-	-	20,331	-
Loss on settlement of debt	(9,624)	-	(9,624)	-
Gain (loss) on derivative liability	1,941	4,799	(104,014)	4,799
Total Other Expense	(85,906)	(30,017)	(248,697)	(31,351)

LOSS BEFORE INCOME TAXES	(199,051)	(117,086)	(468,503)	(190,072)
Income taxes	-	-	-	-

NET LOSS	$(199,051)	$(117,086)	$(468,503)	$(190,072)

BASIC AND DILUTED LOSS PER SHARE	$(0.09)	$(3.29)	$(0.18)	$(5.34)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING BASIC AND DILUTED	2,289,486	35,600	2,628,999	35,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	For the Six Months Ended
	December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(468,503)	$(190,072)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	1,494	4,457
Amortization of debt discount	96,063	8,500
Expenses paid on behalf of the Company by a unrelated third party	19,235
Loss on settlement of debt	9,624	-
Origination interest recorded on convertible debt	-	23,568
(Gain)/Loss on derivative liability	104,014	(4,799)
Amortization of beneficial conversion feature	22,000	-
Expenses paid on behalf of the Company by a related party	-	3,536
Changes to operating assets and liabilities:
Accounts receivable	695	784
Prepaid royalties	166	168
Accounts payable and accrued expenses	74,649	77,354
Royalties payable	1,224	11,206

Net Cash Used in Operating Activities	(139,339)	(65,298)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment	565	-
Net Cash Provided By Investing Activities	565	-

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdrafts	20,925	1,410
Repayments to related-party payables	(1,100)	(12,250)
Proceeds from related-party payables	-	33,613
Proceeds from notes payable	2,212	1,000
Proceeds from convertible notes	116,800	42,500
Repayments on notes payable	(1,000)	(975)

Net Cash Provided by Financing Activities	137,837	65,298

NET DECREASE IN CASH	(937)	-
CASH AT BEGINNING OF PERIOD	937	-

CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$2,634
Income Taxes	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES

Note payable converted to common stock	$128,790	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements.  The results of operations for the periods ended December 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 7,084,544 common stock equivalents outstanding as of December 31, 2013.

NOTE 4 – RELATED-PARTY TRANSACTIONS

Related party payables totaled $-0- and $1,100 at December 31, 2013 and June 30, 2013, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited)

NOTE 5 – ROYALTIES

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublicense the rights to another party.  The agreements require the Company to pay an upfront royalty fee and then ongoing royalty fees of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $1,761 and $11,374 for the six months ended December 31, 2013 and 2012, respectively.

As of December 31, 2013 and June 30, 2013, royalty payables under these agreements totaled $41,030 and $39,806, respectively.

Under some of these arrangements, the Company pays an upfront royalty fee that is applied to future royalties as the Company achieves sales and incurs corresponding royalty expense.  The upfront fees that are to be applied against future royalty expenses are capitalized and amortized as royalty expenses are applied.  As of December 31, 2013 and June 30, 2013, the Company has recorded $8,833 and $8,999 as prepaid royalties, respectively.

The Company has also entered into similar royalty agreements wherein the Company licenses content rights to third parties in exchange for a royalty fee.  During the six months ended December 31, 2013 and 2012, the Company recognized royalty revenue of $22,373 and $22,375, respectively.

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

As of December 31, 2013 and June 30, 2013, the note balance was $28,851 and $28,851 respectively.

On November 6, 2012, the Company borrowed $42,500 from an unrelated third party entity in the form of a convertible note, $33,000 of which was received in cash and $9,500 of which was for professional fees.  The note bears interest at 8 percent per annum with principal and interest due in full on August 8, 2013.

During the six months ended December 31, 2013 the Company issued 118,056 shares of common stock for conversion of debt in the amount of $42,500 which fully extinguished the debt.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $42,500 on the note date.  As of December 31, 2013 the Company had amortized $42,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013.

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

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.  At December 31, 2013 the derivative liability was extinguished due to the conversion of debt, which led to the Company recording a gain on derivative liability in the amount of $32,749.

On December 26, 2012 the Company entered into a convertible note agreement. Pursuant to the agreement, the agreement was consummated on January 2, 2013 upon the Company’s receipt of $32,500 cash proceeds from the note.   The note bears interest at 8 percent per annum with principal and interest due in full on December 31, 2013.  The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 55 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

During the six months ended December 31, 2013 the Company issued 283,026 shares of common stock for conversion of debt in the amount of $32,500 which fully extinguished the debt.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $32,500 on the note date.  As of December 31, 2013 the Company had amortized $32,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013.

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

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At December 31, 2013 the derivative liability was revalued at $-0-, which led to the Company recording a loss on derivative liability in the amount of $74,173.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

On February 1, 2013 the Company borrowed $43,581 from an unrelated third party entity in the form of a convertible note. The note bears interest at 10 percent per annum and is due on demand. The principal balance of the note along with accrued interest is convertible at the option of the note holder, into the Company's common stock at a price of 55 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

At December 31, 2013 the remaining note balance was $28,851.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the note date.  As of December 31, 2013 the Company had amortized $37,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013.

The fair value of the conversion option of the convertible note of $44,256 has been recognized as a derivative liability at December 31, 2013 with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price of $.05, exercise price of $0.02, dividend yield of zero, years to maturity of 0.25, risk free rate of 0.07 percent, and annualized volatility of 496 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At December 31, 2013 the derivative liability was valued at $44,256, which led to the Company recording a loss on derivative liability in the amount of $44,256.

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

On November 8, 2013 the Company became delinquent on the note and pursuant to the note agreement the Company incurred a penalty of $16,300 (150% of the outstanding principal balance).

During the six months ended December 31, 2013 the Company issued 269,164 shares of common stock for conversion of debt in the amount of $39,800 leaving a remaining note balance of $14,000 at December 31, 2013.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the note date.  As of December 31, 2013 the Company had amortized $37,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at December 31, 2013.

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

December 31, 2013 (Unaudited)

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

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At December 31, 2013 the derivative liability was revalued at $21,462, which led to the Company recording a gain on derivative liability in the amount of $6,528.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the note date.  As of December 31, 2013 the Company had amortized $21,192 of the debt discount to interest expense, leaving $3,808 in unamortized debt discount at December 31, 2013.

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

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price of $0.9 to $0.0003, exercise price of $0.054 to $0.0002, dividend yield of zero, years to maturity of 1 to 0.24, risk free rate of 0.14 to 0.07 percent, and annualized volatility of 274 to 558 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At December 31, 2013 the derivative liability was revalued at $17,428, which led to the Company recording a gain on derivative liability in the amount of $27,012.

During the six months ended December 31, 2013 the Company issued 214,000 shares of common stock for conversion of debt in the amount of $10,700 leaving a remaining note balance of $14,300 at December 31, 2013.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $633 on the note date.  As of December 31, 2013 the Company had amortized $555 of the debt discount to interest expense, leaving $78 in unamortized debt discount at December 31, 2013.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

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

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At December 31, 2013 the derivative liability was revalued at $8,717, which led to the Company recording a gain on derivative liability in the amount of $6,417.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $47,500 on the note date.  As of December 31, 2013 the Company had amortized $37,120 of the debt discount to interest expense, leaving $10,380 in unamortized debt discount at December 31, 2013.

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

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.  At December 31, 2013 the derivative liability was revalued at $52,228, which led to the Company recording a gain on derivative liability in the amount of $23,609.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the note date.  As of December 31, 2013 the Company had amortized $21,313 of the debt discount to interest expense, leaving $16,187 in unamortized debt discount at December 31, 2013.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

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

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements. At December 31, 2013 the derivative liability was revalued at $58,961, which led to the Company recording a loss on derivative liability in the amount of $11,101.

On October 4, 2013 the Company entered into a convertible note agreement to borrow $14,500. Pursuant to the agreement, the Company received no cash and $14,500 which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on July 8, 2014.  The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 55 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $14,500 on the note date.  As of December 31, 2013 the Company had amortized $4,606 of the debt discount to interest expense, leaving $9,894 in unamortized debt discount at December 31, 2013.

The fair value of the conversion option of the convertible note of $14,500 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price of $0.15 to $0.05, exercise price of $0.45 to $0.0275, dividend yield of zero, years to maturity of 0.76 to 0.52, risk free rate of 0.11 to 0.13 percent, and annualized volatility of 473 to 503 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements. At December 31, 2013 the derivative liability was revalued at $25,013, which led to the Company recording a gain on derivative liability in the amount of $21,441.

On November 13, 2013 the Company entered into a convertible note agreement to borrow $6,500. Pursuant to the agreement, the Company received no cash and $6,500 which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on August 15, 2014.  The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 31 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of 6,500 on the note date.  As of December 31, 2013 the Company had amortized $1,135 of the debt discount to interest expense, leaving $5,365 in unamortized debt discount at December 31, 2013.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited)

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

The fair value of the conversion option of the convertible note of $6,500 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price of $0.2 to $0.05, exercise price of $0.015 to $0.0155, dividend yield of zero, years to maturity of 0.75 to 0.62, risk free rate of 0.11 to 0.13 percent, and annualized volatility of 494 to 505 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements. At December 31, 2013 the derivative liability was revalued at $20,445, which led to the Company recording a gain on derivative liability in the amount of $162.

On November 1, 2013 the Company borrowed $5,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $5,000 and was recorded as debt discount. During the six months ended December 31, 2013, debt discount of $5,000 was amortized.

On November 8, 2013 the Company borrowed $12,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $12,000 and was recorded as debt discount. During the six months ended December 31, 2013, debt discount of $12,000 was amortized.

On November 18, 2013 the Company borrowed $5,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $5,000 and was recorded as debt discount. During the six months ended December 31, 2013, debt discount of $5,000 was amortized.

NOTE 7 – STOCKHOLDERS’ DEFICIT

On December 2, 2011 the Company issued 100,000 shares of Series A preferred stock to two unrelated entities for cash at $0.10 per share in exchange for $3,500 and $6,500 in professional fees paid on behalf of the Company by the recipient of the shares.  According to the terms of the preferred stock, each share of Series A preferred stock is convertible into shares of the Company’s common stock at a conversion ratio of one hundred (100) shares of common stock for every one (1) shares of preferred stock.  The Company’s Series A preferred stock is not entitled to receive any dividends, has no liquidation rights, and is not entitled to any voting rights.

During the year ended June 2013 17,600 shares of Series A preferred stock were converted into 3,520 shares of common stock.

During the six months ended December 31, 2013 the Company issued an aggregate of 1,522,246 shares of common stock to various entities upon conversion of various debts.  The common stock was valued at the value of the debt converted in cases in which no derivative liability was associated with the converted debt, or at the fair market value of the shares issued in cases which derivative liabilities were associated with the converted debt. The total value of common stock issued upon conversion of debt was $128,790.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited)

NOTE 7 – STOCKHOLDERS’ DEFICIT (Continued)

On November 1, 2013, the Company approved a 1 for 500 reverse stock split of the Company’s common stock. All references to share and per share amounts in the consolidated financial statements and accompanying notes to the consolidated financial statements have been retroactively restated to reflect the stock split.

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

The Company has two principal operating segments: (1) printing services, and (2) media development and distribution. These operating segments were delineated based on the nature of the products and services offered.

The Company has determined that there are two reportable segments: (1) printing services and (2) media development and distribution.  The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. The following tables show the operations of the Company’s reportable segments for the six months ended December 31, 2013 and 2012:

	Printing	Media Development
	Services	and Distribution	Consolidated
December 31, 2013
Revenues	$19,644	$39,713	$59,357
Cost of revenues	$5,620	$6,352	$11,972
Operating expenses	$26,966	$240,225	$267,191
Other income (expense)	$-	$(248,697)	$(248,697)
Net income (loss)	$(12,942)	$(455,561)	$(468,503)
Total assets	$1,843	$16,670	$18,513

	Printing	Media Development
	Services	and Distribution	Consolidated
December 31, 2012
Revenues	$36,679	$98,667	$135,346
Cost of revenues	$27,327	$7,253	$34,580
Operating expenses	$71,412	$188,075	$259,487
Other income (expense)	$(213)	$(31,138)	$(31,351)
Net income (loss)	$(62,273)	$(127,799)	$(190,072)
Total assets	$12,670	$23,032	$35,702

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

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

December 31, 2013 (Unaudited)

NOTE 9 – FAIR VALUE MEASUREMENTS AND DERIVATIVE LIABILITY (Continued)

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as December 31, 2013.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities, December 31, 2013	$ -	$ -	$ 281,201	$ 281,201

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC 855 and has not identified any reportable subsequent events.

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

During the three months ended December 31, 2013, the Company generated revenues of $15,872 (as compared to revenues of $59,915 for three months ended December 31, 2012) while incurring $5,844 in cost of sales resulting in a gross margin of $10,028 (as compared to a gross margin of $47,580 for three months ended December 31, 2012). After the Company deducted $123,173 for total operating expenses we incurred a loss from operations of $113,145 for the three months ended December 31, 2013 (as compared to a loss from operations of $87,069 for three months ended December 31, 2012). During the three months ended December 31, 2013, the company incurred $85,906 in total other expenses (as compared to total other expenses of 30,017 for the three months ended December 31, 2012) resulting in a net loss of $199,051 and $117,086 for the three months ended December 31, 2013 and 2012, respectively.

The net loss for the three months ended December 31, 2013 is attributable primarily to a 74% drop in our total revenues (from $59,915 for three months ended December 31, 2012 to $15,872 for three months ended December 31, 2013) and to an increase in other expenses from $30,017 for the three months ended December 31, 2012 to $85,906 for the three months ended December 31, 2013. The decrease in revenue is primarily due to the Company’s lack of capital resources which have limited the Company’s ability to implement its business strategy to expand our inventory of educational and family oriented DVD titles under our subsidiary Worldwide Media, and marketing our printing services regionally under our subsidiary Silverton Printing, Inc..  The increase in total other expenses is primarily due to interest expense associated with our convertible debt and the associated amortization of debt discount.

During the six months ended December 31, 2013, the Company generated revenues of $59,357 (as compared to revenues of $135,346 for six months ended December 31, 2012) while incurring $11,972 in cost of sales resulting in a gross margin of $47,385 (as compared to a gross margin of $100,766 for six months ended December 31, 2012). After the Company deducted $267,191 for total operating expenses we incurred a loss from operations of $219,806 for the six months ended December 31, 2013 (as compared to a loss from operations of $158,721 for six months ended December 31, 2012). During the six months ended December 31, 2013, the company incurred $248,697 in total other expenses (as compared to total other expenses of 31,351 for the six months ended December 31, 2012) resulting in a net loss of $468,503 and $190,072 for the six months ended December 31, 2013 and 2012, respectively.

The net loss for the six months ended December 31, 2013 is attributable primarily to a 56% drop in our total revenues (from $135,346 for six months ended December 31, 2012 to $59,357 for six months ended December 31, 2013) and to an increase in other expenses from $31,351 for the six months ended December 31, 2012 to $248,697 for the six months ended December 31, 2013. The decrease in revenue is primarily due to the Company’s lack of capital resources which have limited the Company’s ability to implement its business strategy to expand our inventory of educational and family oriented DVD titles under our subsidiary Worldwide Media, and marketing our printing services regionally under our subsidiary Silverton Printing, Inc.. The increase in total other expenses is primarily due to losses on derivative liability and interest expense associated with our convertible debt and the associated amortization of debt discount.

To reach and maintain quarterly profitability, the Company must raise significant investment capital to be able to expand our inventory of educational and family oriented DVD titles under our subsidiary Worldwide Media, and marketing our printing services regionally under our subsidiary Silverton Printing, Inc.

Liquidity and Capital Resources

As of December 31, 2013, the Company had negative working capital of $926,127, which is current assets minus current liabilities.  This negative working capital is attributable to accounts payable, accrued liabilities, notes payable, derivative liability, and convertible notes payable. The Company’s current assets as of December 31, 2013 consisted of $8,833 in prepaid royalties, $777 in prepaid expenses, and $8,839 in trade account receivable, net.

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

Silverton Adventures, Inc.
(Registrant)

Signature	Title	Date

/s/ Ron Miller	President, CEO, Treasurer, and Director	February 18 2014
Ron Miller

/s/ Ron Miller	Secretary	February 18, 2014
Ron Miller

/s/ Ron Miller	Principal Financial Officer	February 18, 2014
Ron Miller

/s/ Ron Miller	Principal Accounting Officer	February 18, 2014
Ron Miller