Form 10-Q/A
period 2013-09-30
Silverton Adventures, Inc.
filed 2014-03-14
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note:

Filed to correct wording in Exhibits 31.1, 31.2 and 32.1.  No other changes have been made.

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

Silverton Adventures, Inc.
(Registrant)

Signature	Title	Date

/s/ Ron Miller	President, CEO, Treasurer, and Director	March 5, 2014
Ron Miller

/s/ Ron Miller	Secretary	March 5, 2014
Ron Miller

/s/ Ron Miller	Principal Financial Officer	March 5, 2014
Ron Miller

/s/ Ron Miller	Principal Accounting Officer	March 5, 2014
Ron Miller

17