Form 10-Q/A
period 2013-12-31
Silverton Adventures, Inc.
filed 2014-03-14
CIK 1419122

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

Explanatory Note:

Filed to correct wording in Item 4 Controls and Procedures, Exhibits 31.1, 31.2 and 32.1.  No other changes have been made.

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

Silverton Adventures, Inc.
(Registrant)

Signature	Title	Date

/s/ Ron Miller	President, CEO, Treasurer, and Director	March 5 2014
Ron Miller

/s/ Ron Miller	Secretary	March 5, 2014
Ron Miller

/s/ Ron Miller	Principal Financial Officer	March 5, 2014
Ron Miller

/s/ Ron Miller	Principal Accounting Officer	March 5, 2014
Ron Miller