Form 10-Q
period 2014-03-31
Silverton Adventures, Inc.
filed 2014-05-19
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

As of May 15, 2014 the Registrant had 3,166,121 shares of its $0.00001 par value Common Stock outstanding.

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

3

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3

ITEM 2. MANAGEMENT’S DISCUSSON AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  12

PART II — OTHER INFORMATION

19

ITEM 1. LEGAL PROCEEDINGS

19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

19

ITEMS 3. DEFAULTS UPON SENIOR SECURITIES

19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

19

ITEM 5. OTHER INFORMATION

19

None

19

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

19

SIGNATURES

20

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	June 30,
	2014	2013
CURRENT ASSETS	(Unaudited)
Cash	$86	$937
Accounts receivable, net	8,315	9,534
Prepaid expenses	777	777
Prepaid royalties	8,833	8,999
Other assets	-	565
Total Current Assets	18,011	20,812

PROPERTY AND EQUIPMENT, net	-	1,557

TOTAL ASSETS	$18,011	$22,369

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$414,835	$327,841
Royalties payable	41,207	39,806
Bank overdraft	11,259	5,968
Derivative liability	440,350	278,122
Related party payables	-	1,100
Notes payable	13,966	40,564
Convertible notes, net of discount	226,438	126,823
Total Current Liabilities	1,148,055	820,224

Long-term note payable	50,000	-

TOTAL LIABILITIES	1,198,055	820,224

STOCKHOLDERS' DEFICIT
Series A Preferred stock, 10,000,000 shares authorized at par value of $0.001, 82,400 and 100,000 shares issued and
outstanding, respectively	82	82
Series B Preferred stock, 6 shares authorized at par
value of $0.0001, 2 and no shares issued and
outstanding, respectively	-	-
Series C Preferred stock, 10,000,000 shares authorized at par value of $0.0001, 238,649 and no shares issued and
outstanding, respectively	23	23
Common stock, 75,000,000 shares authorized at par
value of $0.00001; 3,166,121 shares issued and
outstanding	32	6,783
Additional paid-in capital	2,749,229	2,384,320
Accumulated deficit	(3,929,410)	(3,189,063)
Total Stockholders' Deficit	(1,180,044)	(797,855)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,011	$22,369

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31,		March 31,
	2014	2013	2014	2013

SALES INCOME	$3,041	$48,508	$40,026	$161,479
ROYALTY INCOME	2,696	10,433	25,069	32,808
TOTAL REVENUE	5,737	58,941	65,095	194,287

COST OF SALES	4,901	37,992	16,873	72,572
GROSS MARGIN	836	20,949	48,222	121,715

OPERATING EXPENSES

Depreciation expense	64	497	1,557	4,954
Royalty expense	177	2,208	1,938	13,582
Payroll expense	2,761	38,847	33,512	125,890
Professional fees	40,825	30,734	171,969	98,592
General and administrative	36,456	59,641	138,501	148,396

Total Operating Expenses	80,283	131,927	347,477	391,414

LOSS FROM OPERATIONS	(79,447)	(110,978)	(299,255)	(269,699)

OTHER INCOME (EXPENSES)

Other income	-	-	20,331	-
Interest expense	(59,338)	(172,462)	(214,728)	(208,612)
Gain(loss) on derivative	(121,649)	47,499	(225,663)	52,248
Gain on disposal of assets	-	2,881	-	2,881
Loss on settlement of debt	(11,408)	-	(21,032)	-

Total Other Income (Expenses)	(192,395)	(122,082)	(441,092)	(153,483)

LOSS BEFORE INCOME TAXES	(271,842)	(233,060)	(740,347)	(423,182)

Income taxes	-	-	-	-

NET LOSS	$(271,842)	$(233,060)	$(740,347)	$(423,182)

BASIC AND DILUTED LOSS
PER SHARE	$(0.09)	$(0.01)	$(0.29)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING BASIC AND DILUTED	3,076,747	17,800,000	2,548,076	17,800,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(740,347)	$(423,182)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation expense	1,557	2,073
Amortization of benefical conversion feature	25,500	43,851
(Gain)/loss on derivative liability	225,663	(52,248)
Amortization of debt discount	158,544	40,601
Excess interest on initial derivative valuation	-	115,374
Expenses paid on behalf of the Company by a related party	19,235	-
Loss on settlement of debt	21,032	-
Changes to operating assets and liabilities:
Accounts receivable	1,219	(708)
Prepaid expenses	-	(436)
Prepaid royalties	166	272
Accounts payable and accrued expenses	90,211	81,755
Royalties payable	1,401	13,604

Net Cash Used in Operating Activities	(195,819)	(179,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of fixed assets	-	11,783
Sale of other assets	565	-

Net Cash Provided By Investing Activities	565	11,783

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdrafts	5,291	(9,891)
Repayments received on related-party receivables	-	-
Payments made toward related party receivables	-	-
Proceeds from related-party payables	-	-
Repayments to related-party payables	(1,100)	(5,131)
Proceeds from notes payable	52,212	54,599
Repayments on notes payable	(3,500)	(38,499)
Proceeds from convertible notes payable	141,500	181,351
Repayments on convertible notes payable	-	(10,000)

Net Cash Provided by Financing Activities	194,403	172,429

NET DECREASE IN CASH	(851)	4,543
CASH AT BEGINNING OF PERIOD	937	-

CASH AT END OF PERIOD	$86	$4,543

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$2,634
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

March 31, 2014 (Unaudited)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2013 audited financial statements.  The results of operations for the periods ended March 31, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 54,964,247 common stock equivalents outstanding as of March 31, 2014.

NOTE 4 – RELATED-PARTY TRANSACTIONS

Related party payables totaled $-0- and $1,100 at March 31, 2014 and June 30, 2013, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

NOTE 5 – ROYALTIES

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublicense the rights to another party.  The agreements require the Company to pay an upfront royalty fee and then ongoing royalty fees of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $1,938 and $13,582 for the nine months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014 and June 30, 2013, royalty payables under these agreements totaled $41,207 and $39,806, respectively.

Under some of these arrangements, the Company pays an upfront royalty fee that is applied to future royalties as the Company achieves sales and incurs corresponding royalty expense.  The upfront fees that are to be applied against future royalty expenses are capitalized and amortized as royalty expenses are applied.  As of March 31, 2014 and June 30, 2013, the Company has recorded $8,833 and $8,999 as prepaid royalties, respectively.

The Company has also entered into similar royalty agreements wherein the Company licenses content rights to third parties in exchange for a royalty fee.  During the nine months ended March 31, 2014 and 2013, the Company recognized royalty revenue of $25,069 and $32,808, respectively.

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

As of March 31, 2014 and June 30, 2013, the note balance was $28,851 and $28,851 respectively.

On November 6, 2012, the Company borrowed $42,500 from an unrelated third party entity in the form of a convertible note, $33,000 of which was received in cash and $9,500 of which was for professional fees.  The note bears interest at 8 percent per annum with principal and interest due in full on August 8, 2013.

During the nine months ended March 31, 2014 the Company issued 118,056 shares of common stock for conversion of debt in the amount of $42,500 which fully extinguished the debt.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $42,500 on the note date.  As of March 31, 2014 the Company had amortized $42,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at March 31, 2014.

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

During the nine months ended March 31, 2014 the Company issued 283,026 shares of common stock for conversion of debt in the amount of $32,500 which fully extinguished the debt.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $32,500 on the note date.  As of March 31, 2014 the Company had amortized $32,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at March 31, 2014.

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

At March 31, 2014 the remaining note balance was $28,851.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the note date.  As of March 31, 2014 the Company had amortized $37,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at March 31, 2014.

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

During the nine months ended March 31, 2014 the Company issued 269,164 shares of common stock for conversion of debt in the amount of $39,800 leaving a remaining note balance of $14,000 at March 31, 2014.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the note date.  As of March 31, 2014 the Company had amortized $37,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at March 31, 2014.

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

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At March 31, 2014 the derivative liability was revalued at $4,529, which led to the Company recording a gain on derivative liability in the amount of $543.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $25,000 on the note date.  As of March 31, 2014 the Company had amortized $25,000 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at March 31, 2014.

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

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At March 31, 2014 the derivative liability was revalued at $82,510, which led to the Company recording a loss on derivative liability in the amount of $40,952.

During the nine months ended March 31, 2014 the Company issued 214,000 shares of common stock for conversion of debt in the amount of $10,700 leaving a remaining note balance of $14,300 at March 31, 2014.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $633 on the note date.  As of March 31, 2014 the Company had amortized $633 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at March 31, 2014.

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

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.   At March 31, 2014 the derivative liability was revalued at $13,820, which led to the Company recording a loss on derivative liability in the amount of $6,930.

During the nine months ended March 31, 2014 the Company issued 287,273 shares of common stock for conversion of debt in the amount of $1,580 leaving a remaining note balance of $7,920 at March 31, 2014.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $47,500 on the note date.  As of March 31, 2014 the Company had amortized $47,500 of the debt discount to interest expense, leaving $-0- in unamortized debt discount at March 31, 2014.

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

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements.  At March 31, 2014 the derivative liability was revalued at $82,884, which led to the Company recording a loss on derivative liability in the amount of $30,656.

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the note date.  As of March 31, 2014 the Company had amortized $33,453 of the debt discount to interest expense, leaving $4,047 in unamortized debt discount at March 31, 2014.

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

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements. At March 31, 2014 the derivative liability was revalued at $37,014, which led to the Company recording a gain on derivative liability in the amount of $21,948.

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

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $14,500 on the note date.  As of March 31, 2014 the Company had amortized $9,317 of the debt discount to interest expense, leaving $5,183 in unamortized debt discount at March 31, 2014.

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

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements. At March 31, 2014 the derivative liability was revalued at $22,744, which led to the Company recording a gain on derivative liability in the amount of $2,269.

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

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of 6,500 on the note date.  As of March 31, 2014 the Company had amortized $3,262 of the debt discount to interest expense, leaving $3,238 in unamortized debt discount at March 31, 2014.

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

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements. At March 31, 2014 the derivative liability was revalued at $19,301, which led to the Company recording a gain on derivative liability in the amount of $1,144.

On January 17, 2014 the Company entered into a convertible note agreement to borrow $37,500. Pursuant to the agreement, the Company received $18,500 cash and $19,000 which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on October 22, 2014.  The principal balance of the note along with accrued interest is convertible after 180 days, at the option of the note holder, into the Company's common stock at a price of 31 percent of the current market price.  The current market price is defined as the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.

Pursuant to this conversion feature, the Company recognized a discount on convertible debt in the amount of $37,500 on the note date.  As of March 31, 2014 the Company had amortized $9,847 of the debt discount to interest expense, leaving $27,653 in unamortized debt discount at March 31, 2014.

The fair value of the conversion option of the convertible note of $118,360 has been recognized as a derivative liability on the date of issuance with all future changes in the fair value of these conversion options being recognized in earnings in the Company’s statement of operations under the caption “Other income (expense) – Gain (loss) on derivative liability” until such time as the note is converted or the conversion feature expires.

The Company uses the Black-Scholes option pricing model to value the derivative liability and subsequent remeasurements.  Included in the model are the following assumptions: stock price of $0.15 to $0.05, exercise price of $0.45 to $0.0275, dividend yield of zero, years to maturity of 0.76 to 0.52, risk free rate of 0.11 to 0.13 percent, and annualized volatility of 470 to 487 percent.

ASC 815 requires the Company to assess the fair market value of certain derivatives at each reporting period and recognize any change in the fair market value of the derivatives as gain (loss) on the income statements. At March 31, 2014 the derivative liability was revalued at $117,881, which led to the Company recording a gain on derivative liability in the amount of $479.

NOTE 6 – CONVERTIBLE NOTES PAYABLE (Continued)

On November 1, 2013 the Company borrowed $5,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $5,000 and was recorded as debt discount. During the nine months ended March 31, 2014, debt discount of $5,000 was amortized, leaving $-0- of unamortized debt discount at March 31, 2014.

On November 8, 2013 the Company borrowed $12,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $12,000 and was recorded as debt discount. During the nine months ended March 31, 2014, debt discount of $12,000 was amortized, leaving $-0- of unamortized debt discount at March 31, 2014.

On November 18, 2013 the Company borrowed $5,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $5,000 and was recorded as debt discount. During the nine months ended March 31, 2014, debt discount of $5,000 was amortized, leaving $-0- of unamortized debt discount at March 31, 2014.

On March 5, 2014 the Company borrowed $1,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $1,000 and was recorded as debt discount. During the nine months ended March 31, 2014, debt discount of $1,000 was amortized, leaving $-0- of unamortized debt discount at March 31, 2014.

On March 24, 2014 the Company borrowed $2,500 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $2,500 and was recorded as debt discount. During the nine months ended March 31, 2014, debt discount of $48 was amortized, leaving $2,452 of unamortized debt discount at March 31, 2014.

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

NOTE 7 – STOCKHOLDERS’ DEFICIT (continued)

During the nine months ended March 31, 2014 the Company issued an aggregate of 1,809,519 shares of common stock to various entities upon conversion of various debts.  The common stock was valued at the value of the debt converted, in cases in which no derivative liability was associated with the converted debt, or at the fair market value of the shares issued in cases in which derivative liabilities were associated with the converted debt. The total value of common stock issued upon conversion of debt was $283,973.

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

The Company has two principal operating segments: (1) printing services, and (2) media development. These operating segments were delineated based on the nature of the products and services offered.

The Company has determined that there are two reportable segments: (1) printing services and (2) media development and distribution.  The Company evaluates the financial performance of the respective segments based on several factors, of which the primary measure is business segment income before taxes. The following tables show the operations of the Company’s reportable segments for the nine months ended March 31, 2014 and 2013:

		Printing	Media Development
	Services	and Distribution	Consolidated
March 31, 2014
Revenues	$19,716	$45,379	$65,095
Cost of revenues	-	16,873	16,873
Operating expenses	35,453	312,024	347,477
Other income (expense)	-	(441,092)	(441,092)
Net income (loss)	$(15,737)	$(724,610)	$(740,347)
Total assets	$1,865	$16,146	$18,011

	Printing	Media Development
	Services	and Distribution	Consolidated
March 31, 2013
Revenues	$67,411	$126,876	$194,287
Cost of revenues	57,611	14,961	72,572
Operating expenses	86,553	304,861	391,414
Other income (expense)	2,669	(156,990)	(154,321)
Net income (loss)	$(74,248)	$(349,772)	$(424,020)
Total assets	$4,778	$27,892	$32,670

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

During the nine months ended March 31, 2014, certain notes payable were converted resulting in settlement of the related derivative liabilities.  The Company re-measured the embedded conversion options at fair value on the date of settlement and recorded these amounts to additional paid-in capital.

During the nine months ended March 31, 2014, the Company issued additional convertible notes.  The conversion options and warrants were classified as derivative liabilities at their fair value on the date of issuance.

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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value as March 31, 2014.

Recurring Fair Value Measures	Level 1	Level 2	Level 3	Total

LIABILITIES:
Derivative liabilities, March 31, 2014	$-	$-	$440,350	$440,350

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

During the three months ended March 31, 2014, the Company generated revenues of $5,737 (as compared to revenues of $58,941 for three months ended March 31, 2013) while incurring $4,901 in cost of sales resulting in a gross margin of $836 (as compared to a gross margin of $20,949 for three months ended March 31, 2013). After the Company deducted $80,283 for total operating expenses we incurred a loss from operations of $79,447 for the three months ended March 31, 2014 (as compared to a loss from operations of $110,978 for three months ended March 31, 2013). During the three months ended March 31, 2014, the company incurred $192,395 in total other expenses (as compared to total other expenses of 122,082 for the three months ended March 31, 2013) resulting in a net loss of $271,842 and $233,060 for the three months ended March 31, 2014 and 2013, respectively.

The net loss for the three months ended March 31, 2014 is attributable primarily to a 90% drop in our total revenues (from $58,941 for three months ended March 31, 2013 to $5,737 for three months ended March 31, 2014) and to an increase in other expenses from $122,082 for the three months ended March 31, 2013 to $192,395 for the three months ended March 31, 2014. The decrease in revenue is primarily due to the Company’s lack of capital resources which have limited the Company’s ability to implement its business strategy to expand our inventory of educational and family oriented DVD titles under our subsidiary Worldwide Media, and marketing our printing services regionally under our subsidiary Silverton Printing, Inc.  The increase in total other expenses is primarily due to interest expense associated with our convertible debt and the associated amortization of debt discounts.

During the nine months ended March 31, 2014, the Company generated revenues of $65,095 (as compared to revenues of $194,287 for nine months ended March 31, 2013) while incurring $16,873 in cost of sales resulting in a gross margin of $48,222 (as compared to a gross margin of $121,715 for nine months ended March 31, 2013). After the Company deducted $347,477 for total operating expenses we incurred a loss from operations of $299,255 for the nine months ended March 31, 2014 (as compared to a loss from operations of $269,699 for nine months ended March 31, 2013). During the nine months ended March 31, 2014, the company incurred $441,092 in total other expenses (as compared to total other expenses of 153,483 for the nine months ended March 31, 2013) resulting in a net loss of $740,347 and $423,182 for the nine months ended March 31, 2014 and 2013, respectively.

The net loss for the nine months ended March 31, 2014 is attributable primarily to a 66% drop in our total revenues (from $194,287 for the nine months ended March 31, 2013 to $65,095 for the nine months ended March 31, 2014) and to an increase in other expenses from $153,483 for the nine months ended March 31, 2013 to $441,092 for the nine months ended March 31, 2014. The decrease in revenue is primarily due to the Company’s lack of capital resources which have limited the Company’s ability to implement its business strategy to expand our inventory of educational and family oriented DVD titles under our subsidiary Worldwide Media, and marketing our printing services regionally under our subsidiary Silverton Printing, Inc. The increase in total other expenses is primarily due to losses on derivative liability and interest expense associated with our convertible debt and the associated amortization of debt discounts.

To reach and maintain quarterly profitability, the Company must raise significant investment capital to be able to expand our inventory of educational and family oriented DVD titles under our subsidiary Worldwide Media, and marketing our printing services regionally under our subsidiary Silverton Printing, Inc.

Liquidity and Capital Resources

As of March 31, 2014, the Company had negative working capital of $1,130,044, which is current assets minus current liabilities.  This negative working capital is attributable to accounts payable, accrued liabilities, notes payable, derivative liability, and convertible notes payable. The Company’s current assets as of March 31, 2014 consisted of $8,833 in prepaid royalties, $777 in prepaid expenses, $8,315 in trade account receivable, net, and $86 in cash.

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

Product Development

Silverton Printing’s mission is to provide small and large businesses a printing and mailing services of a wide variety of products (See list below). Also, the Company will provide a mailing service which will include Automated Presort and Insert and Address. This service will be primarily for companies that want to save money on postage. Instead of paying $0.49 for a first class letter, Silverton will sort the mail pieces by zip codes saving the customer almost 50% in postage costs.

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

First, Worldwide Media has established relationships with talented, highly experienced producers, writers and editors that contract with Worldwide Media to produce low-cost but high quality productions that are suitable for sale into Worldwide Media’s market niches.  One strategy Worldwide Media has developed in this regard is what is called in the industry “theatrical drafting” wherein smaller independent producers under contract with Worldwide Media create low budget, ancillary and parallel programs that tie into subjects and/or events dealing with current major theatrical releases, thereby taking advantage of the consumer interest and “buzz” caused by the multi-million dollar budget advertising campaigns major studios spend to successfully market their big-budget films, by tapping into this interest without the enormous financial expenditures associated in creating this “Buzz”, hence “drafting” in the studios wake.  This was done with Worldwide Media’s production of The Extraordinary Life of Amelia Earhart (following the Hillary Swank biopic,

“Amelia”), The Mystery of Sherlock Holmes (following the Robert Downey blockbuster “Sherlock Holmes”) and the upcoming The True Legend of Robin Hood (following the big budget epic of Russell Crowe’s “Robin Hood”).  Worldwide Media is continually researching the upcoming film release announcements to anticipate these various potential hits.  Along with this, Worldwide Media is continually producing timely biographies and documentaries that would have interest in both the general consumer market, as well as the educational markets, including recent productions dealing with Great Women Leaders In World History, The Life of Albert Einstein, Famous Explorers, Joan of Arc (upcoming), the Korean War (upcoming) and a documentary on the life of, and conquest of Everest by, Sir Edmund Hillary (in anticipation of an upcoming feature film starring Liam Neeson, about the mysterious death and controversy surrounding George Mallory, who supposedly summited Everest 30 years before Hillary’s attempt.).

Secondly, Worldwide Media is also strategically acquiring various films, programs and series that meet its market niches.  There is a vast source of quality programming produced by numerous independent producers worldwide, that simply do not have the resources, nor the ability, to distribute their product profitably into the market.  Worldwide Media negotiates distribution contracts with these producers for the distribution of their programs in niche markets, often with little or no advance monies paid up front, providing instead the producers royalties on actual per unit sales.  This is a favorable situation for both Worldwide Media (in providing the marketplace with a steady stream of finished quality programs at virtually no upfront costs, other than package design, that are fresh and appealing to the markets that Worldwide Media services), and to the producer (in that, they now have an effective distribution partner, allowing them to continue producing quality programming, while realizing a steady stream of royalty revenue from their productions).  A good example of this is Worldwide Media’s recent acquisition of a series of entertaining inspirational feature films with a leading Christian producer, Eternal Pictures; and the imminent agreement with one of the industry’s leading independent family friendly production companies, Grizzly Adams Productions, Inc.  These are but two examples.  There are numerous others either consummated or in-negotiation.  To better affect this critical growth strategy, and in conjunction with e-mail and direct mail solicitations for programs, Worldwide Media also attends several key international film conventions throughout the year featuring independent producers, and is bringing unique, family friendly, inspirational and educational programs to the market from these sources.

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

Allegro Media Group - a direct premium independent distributor into the retail home video music CD’s, and digital content market with over 25 years in representing a handful of labels into the general retail market and over 400 direct vendor/buyer account relationships; including but not limited to, Walmart, Target, Sam’s Club, Anderson Merchandising, Costco, Amazon, Netflix, Barnes & Noble, Baker & Taylor, Ingram (serving over 5,000 individual stores), Best Buy, Critics Choice, Movies Unlimited, AAFES (Navy PX’s), Eurpac (military PX’s worldwide), Waxworks, Library Video, Midwest Tape, Blockbuster, Borders, VPD, etc. (complete account list available).

Total Content – a sub-licensor dealing with top catalogers with 20+ years’ experience; including, but not limited to:  Publishers Clearing House, Readers Digest, Avon, Carol Wright, Johnson Smith, Colombia House, Miles Kimball, Christian Book Distributors (serving over 25 million home-schoolers), Discovery Catalog, Guideposts, Doubleday Direct, Harriet Carter, Wireless, Taylor Gifts, etc. (complete account list available).

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

Cerebellum – market’s leading distributor for educational media with 15+ years’ experience serving all major distributors and resellers into the educational, K-12, university, and public library markets; including but not limited to, Follett,

Library Video, Barnes Noble, Christian Book Distributors (educational division), Brodarts, Midwest Tapes,  Mackin Distributors, Quality Books, Scholastic Media, Discovery, AIM, Learn 360 (digital down-streaming into individual classrooms nationwide), etc. (complete account list available).

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

Silverton Adventures, Inc.
(Registrant)

Signature	Title	Date

/s/ Ron Miller	President, CEO, Treasurer, and Director	May 19, 2014
Ron Miller

/s/ Ron Miller	Secretary	May 19, 2014
Ron Miller

/s/ Ron Miller	Principal Financial Officer	May 19, 2014
Ron Miller

/s/ Ron Miller	Principal Accounting Officer	May 19, 2014
Ron Miller

16