Form 10-Q/A
period 2014-03-31
Silverton Adventures, Inc.
filed 2014-06-13
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSIONWashington, D.C. 20549

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

As of May 15, 2014 the Registrant had 60,836,143 shares of its $0.00001 par value Common Stock outstanding.

EXPLANATORY NOTE:

AMENDED TO FIX TYPOGRAPHICAL ERROR ON FIRST PAGE OF 10Q. THE AMOUNT OF STOCK OUTSTANDING INADVERTENTLY READ, 3,166,121. THE CORRECT AMOUNT SHOULD BE 60,836,143.