Form 10-K
period 2014-06-30
Silverton Adventures, Inc.
filed 2015-01-12
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014

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

(949) 436-9382
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

[X] Yes [  ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the reporting requirements for the past 90 days. [X ] Yes [   ] No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of  “ large accelerated filer”, “accelerated filer” and  “smaller reporting company ”  in Rule 12b-2 of the Exchange Act.

Large accelerated filer

Accelerated filer

[  ]

[   ]

Non-accelerated filer

Smaller reporting company

[  ]

[X]

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

[   ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant ’ s most recently completed second fiscal quarter.

Note  –  If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common stock of the issuer held by non-affiliates as of December 31, 2013 was approximately $143,000 based upon the $0.01 price per share, which was the price of the last trade on December 31, 2013. The current bid price is $0.0006 per share and the current offer is $0.0005 per share.

State the number of shares outstanding of each of the Issuers classes of common equity, as of the last practicable date:

1,556,091,143 common shares as of December 9, 2014

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

TABLE OF CONTENTS

PART I

Item 1 - Business

  4

Item 1A - Risk Factors

  8

Item 1B - Unresolved Staff Comments

  8

Item 2 - Properties

  9

Item 3 - Legal Proceedings

  9

Item 4 - Submission of Matters to a Vote of Security Holders

  9

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

  9

Item 6 - Selected Financial Data

12

Item 7 - Management’s Discussion and Analysis of Financial Condition and

Results of Operations

12

Item 8 - Financial Statements and Supplementary Data

15

Item 9 - Changes in and Disagreements with Accountants and Accounting and

Financial Disclosure

43

Item 9A - Controls and Procedures

43

Item 9B - Other Information

44

PART III

Item 10 - Directors, Executive Officers and Corporate Governance

44

Item 11 - Executive Compensation

46

Item 12 - Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

46

Item 13 - Certain Relationships and Related Transactions and Director Independence

47

Item 14 - Principal Accounting Fees and Service

47

PART IV

Item 15 - Exhibits, Financial Statement Schedules

47

SIGNATURES

48

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

This document and all documents incorporated herein by reference also identify factors, which could cause actual results to differ materially from those indicated by the forward-looking statements.  Please refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.”

The cautions outlined made in this statement and elsewhere in this document should not be construed as complete or exhaustive.  In many cases, we cannot predict factors, which could cause results to differ materially from those, indicated by the forward-looking statements.  Additionally, many items or factors that could cause actual results to differ materially from forward-looking statements are beyond our ability to control.  The Company will not undertake an obligation to further update or change any forward-looking statement, whether as a result of new information, future developments, or otherwise.

PART I

ITEM 1.  BUSINESS

Business Summary

Silverton Adventures, Inc. ("SAI" or the "Company"), was originally incorporated in the State of Nevada on May 31, 2006 as Mor Travel, Inc. (“Mor”). On December 26, 2007, the Company changed its name to Silverton Adventures, Inc.

The Company recently formed a new wholly owned subsidiary named Silverton Printing, Inc. ( “Silverton Printing “) whereby it operates its original printing and mailing services to companies nationwide. On December 30, 2010, the Company acquired 100% of the outstanding common stock of Worldwide Media Organization, Inc. making it a wholly owned subsidiary (“WMO”). Worldwide Media is a marketing, production and distribution company with its principal business objective being the production, acquisition (through exclusive licensing arrangements with independent producers worldwide), sale and distribution of special interest, family oriented, inspirational and children ’ s DVDs and programs. Video distribution is made by a non-theatrical home video retailer, catalog, mass-merchant and rack-jobber markets (including specialty markets such as gift and museum shops, premium and direct response markets). WMO also licenses to the television broadcast markets, as well as the educational, school and public library markets, both nationally and worldwide.  This distribution includes emerging venues such as digital downloads via Internet, video-on-demand (VOD) and download streaming on various platforms, among others.

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

Product Development

Silverton Printing’s mission is to provide small and large businesses a printing and mailing services of a wide variety of products (See list below). Also, the Company will provide a mailing service, which will include Automated Presort and Insert and Address. The following are print and mail services offered by the Company:

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

First, Worldwide Media has established relationships with talented, highly experienced producers, writers and editors that contract with Worldwide Media to produce low-cost but high quality productions that are suitable for sale into Worldwide Media’s market niches.  One strategy Worldwide Media has developed in this regard is what is called in the industry based, best described as mid-America having traditional family values, and highly desirous of dealing with Great Women Leaders In World History, The Life of Albert Einstein, Famous Explorers, Joan of Arc (upcoming), the Korean War (upcoming) and a documentary on the life of, and conquest of Everest by, Sir Edmund Hillary (in anticipation of an upcoming feature film starring Liam Neeson, about the mysterious death and controversy surrounding George Mallory, who supposedly summited Everest 30 years before Hillary’s attempt).

Secondly, Worldwide Media is also strategically acquiring various films, programs and series that meet its market niches.  There is a vast source of quality programming produced by numerous independent producers worldwide that simply do not have the resources, nor ability, to distribute their product and profitably into the market.  Worldwide Media negotiates distribution contracts with these producers for the distribution of their programs in niche markets, often with little or no advance monies paid up front, providing instead the producers royalties on actual per unit sales.  This is a favorable situation for both Worldwide Media (in providing the marketplace with a steady stream of finished quality programs at virtually no upfront costs, other than package design, that are fresh and appealing to the markets that are best described as mid-America having traditional family values and are highly desirous of programming that reflects those values.

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

Echo Bridge   –  sub licensor with proprietary displays and end caps in a large number of grocery, retail, drugstores chains, mass merchants, specializing in very high volume ( “ tonnage ” ) discount videos/DVD sales for the consumer mass market; including, but not limited to Wal-Mart, Safeway, a number of Midwest grocery chains and hardware/drug store chains, specialtycatalogs, etc.  Echo Bridge is very focused and selective in product acquisition; and, when distributing, can generally move in excess of several thousand units per title.  Echo Bridge has licensed six family films from Worldwide Media and is considering a number of others.

Cerebellum   –  market’s leading distributor for educational media with 15+ years experience serving all major distributors and resellers into the educational, K-12, university, and public library markets; including but not limited to, Follett, Library Video, Barnes Noble, Christian Book Distributors (educational division), Brodarts, Midwest Tapes,  Mackin Distributors, Quality Books, Scholastic Media, Discovery, AIM, Learn 360 (digital down streaming into individual classrooms nationwide), etc. (complete account list available).

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

5min Media   –  an innovative 5 year-old company in the business as internet content provider that has established contracts with all major search engines whereby millions of users are directed to informational and themed streaming videos, based on their queries on-line, and whereby Worldwide Media is then paid a royalty for each  “ hit ”  on line.  Additionally links on the site are provided to drive the user directly to Worldwide Media’s various websites, leading to further consumer direct sales.

To control outside costs with key vendors, Worldwide Media has entered into relationships with large, fully licensed and industry professional duplication/replication companies to manufacture, assemble, shrink-wrap and ship its DVD programs:  CDI Media in Salt Lake City, Utah and VEA Associates in Irvine, CA.  Worldwide Media has negotiated very favorable most-favored-nation pricing for it’s manufacturing and shipping needs.  Worldwide Media is negotiating with a third lab, RLX Media, in Coral Gables, FL. as well; in order to cover all US retail and catalog drop-ship locations in the most cost effective way possible.

Competitor Analysis

Direct competition for Worldwide Media is hard to pinpoint and fragmented.  Worldwide Media’s management feels it is in a superior position to affectively seize market share in its niche over and above its competitors, due to Worldwide Media’s unique business paradigm and diversification into a number of distribution venues; its ability to leverage relationships in a highly favorable and profitable way with both independent production companies and major distributors in the industry; its control of overhead by having key production and marketing support elements in-house, including the ability to produce and edit high quality programs forvery low cost, and print and reconfigure all packaging and ancillary marketing material quickly; a warehouse and duplication capabilities in house to handle smaller incremental orders for product; and finally, and perhaps most importantly, extensive experience in the industry on a senior management and sales.

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

ITEM 1A.  RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments.

ITEM 2.  PROPERTIES

Our principal Nevada executive offices are located at 6283-B South Valley View Boulevard Las Vegas, Nevada 89118 and our phone number is (949) 436-9382. This facility is currently being provided to the Company pursuant to a sub-lease from its officers and directors.  There are currently no proposed programs for the renovation, improvement or development of the facilities currently in use.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended June 30, 2014.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On September 24, 2010, our common stock was approved for listing on the OTCBB ®  under the ticker symbol SVAD.  As of the date of this filing, there have been few trades for our common stock and it remains relatively illiquid.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB for the past two fiscal years, our fiscal year end is June 30. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.There has been very limited trading activity in our common stock, and the prices quoted may not be a reliable indication of the value of our common stock.

Fiscal Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014 – High	$0.03	No Trades	0.05	0.02
2014 – Low	$0.0001	No Trades	0.006	0.003
2013 – High	$0.17	0.99	0.95	0.09
2013 – Low	$0.10	0.10	0.06	0.02

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

Holders

As of December 9, 2014, we had 1,556,091,143 shares of common stock, par value $0.00001, issued and outstanding held by approximately 54 shareholders of record. The stock transfer agent for our securities is

Holladay Stock Transfer, 2939 North 67th Place, Scottsdale, AZ 85251-6015 - Telephone: (480) 481-3940 and Facsimile: (480) 481-3941.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaringdividends where, after giving effect to the distribution of the dividend:

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

Recent Sales of Unregistered Securities

The Company is authorized to issue four classes of stock.  The total number of shares authorized to be issued by the Company is 10,000,000 shares of series A preferred stock at a par value of $0.001 per share, 6 shares of series B preferred stock at a par value of $0.0001 per share, 10,000,000 shares of series C preferred stock at a par value of $0.0001 per share, and 2,479,999,994 shares of common stock at a par value of $0.00001.  As of June 30, 2014, the Company has 82,400 series A preferred shares issued and outstanding, 2 series B preferred shares issued and outstanding, 328,270 series C shares issued and outstanding, and 1,570,000,143 common shares issued and outstanding.

The Company has issued the following shares of restricted common stock and preferred stock since the filing of its last annual statement for fiscal year ended June 30, 2014:

Preferred Stock – Series A

According to the terms of the preferred stock, each share of Series A preferred stock is convertible into shares of the Company ’ s common stock at a conversion ratio of one hundred (100) shares of common stock for every one (1) share of preferred stock.  The Company’s Series A preferred stock is not entitled to receive any dividends, has no liquidation rights, and is not entitled to any voting rights.

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

Preferred Stock  - Series C

Each share of Series C Preferred Stock is convertible at par value $0.00001 per share (the “ Series C Preferred ” ), at any time, and/or from time to time, into the number of shares of the Corporation's common stock, par value $0.00001 per share (the "Common Stock") equal to the price of the Series C Preferred

Stock ($2.50), divided by the par value of the Series C Preferred (par value of $0.0001per share), subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate").

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

The Holder has the right to convert the Preferred B and C to common shares of the Company with the Series B convertible to 4 times the number of common and Preferred C shares outstanding and Series C convertible to 250,000 common shares per Preferred C share. The Preferred Series B and Series C represents voting control based on management ’ s interpretation of the Company bylaws and Certificate of Designation.

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

During the year ended June 30, 2014, the Company issued 127,270 shares of Series C Preferred Stock for services.

Common Stock

On April 15, 2013 the Company amended its articles of incorporation and increased the authorized shares of common stock from 750,000,000 to 2,479,999,994 and changed the par value of common stock from 0.0001 to 0.00001.

On April 15, 2013 the Company issued 510,000,000 shares of common stock, with a fair market value of $1,116,642, to its President for services.

During the year ended June 30, 2013 the Company issued 148,740,845 shares of common stock for conversion of debt in the amount of $16,486. The company recorded a loss on conversion of debt in the amount of $295,714.

During the year ended June 30, 2014, the holders of convertible notes converted a total of $162,264 of principal and interest into 5,221,335 shares of common stock.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended June 30, 2014.

ITEM 6.  SELECTED FINANCIAL DATA

The following table includes select data extracted from, and should be examined in conjunction with, the audited financial statements and footnotes for the year ended June 30, 2013 and 2012 found under Item 8 of this annual report.

	Year Ended	Year Ended
	June 30, 2014	June 30, 2013

Revenues	$ 78,498	$ 244,469

Cost of Sales	17,780	97,360

Gross Margin	60,717	147,089

Total Operating Expenses	447,919	2,368,190

Net Loss	(736,799)	(2,737,319)

Net Cash Used in Operating Activities	(226,968)	(221,002)

Net Cash Provided by (Used in) Investing Activities	565	11,219

Net Cash Provided by Financing Activities	226,403	210,720

Cash on hand	-	937

Net loss per basic and diluted shares	(0.00)	(0.02)

Weighted average number of common shares outstanding:	641,642,188	141,343,379

Cash dividends declared per common share	-	-

Property and equipment, net	-	1,557

Stockholders ’ deficit	(1,061,229)	(797,855)

ITEM 7.  MANAGEMENT ’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following table provides selected financial data about our company for the year ended June 30, 2014 and 2013, respectively.

Balance Sheet Data	June 30, 2014	June 30, 2013

Cash	$-	$937

Total Current Assets	$21,571	$20,812

Total Assets	$21,571	$22,369

Total Current Liabilities	$1,082,801	$820,224

Stockholders' Deficit	$(1,061,229)	$(797,855)

Plan of Operation

We have developed a plan of operation reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our new product development, and our required staffing and additional funding requirements to fulfill our business objectives.

Revenues

The Company has recorded $78,498 and $244,469 in revenues from operations as of June 30, 2014 and 2013, respectively, which was generated from client printing (mainly color printing), mailing, sales of educational and family oriented DVD programs (through our acquired subsidiary Worldwide Media Organization, Inc.), and related services. The decrease in revenues is a result of lower consumer demand. Cost of sales for June 30, 2014 and 2013 respectively are $17,780 and $97,380, resulting in a gross margin of $60,717 and $147,089, respectively for such same time periods.

Operating and General & Administrative Expenses

The Company’s operating expenses consisting of depreciation expense, advertising expense, bad debt expense, royalty expense, payroll, professional fees, stock based compensation and general and administrative expenses totaling $447,919 and $2,368,190, respectively, for June 30, 2014 and

2013resulting in a net loss from operations of $736,799 and $2,737,319 for such same time periods. The decrease in operating expenses and net loss is primarily due to a decrease in business.

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

Capital and Liquidity

As of June 30, 2014 and 2013, we had total current assets of $21,571 and $20,812 respectively, and total current liabilities of $1,082,801 and $820,224, respectively.

We had cash on hand of $0 and $937 as of June 30, 2014 and 2013, respectively. We do not have sufficient cash to meet our short-term expansion needs over the next 12 months, which are to sell our printing and mailing services on a more regional basis and acquire more DVD titles, and hire more employees and staff. We are currently upgrading our ecommerce web site at www.silvertoninc.com for our subsidiary Silverton Printing, Inc. and at www.mediahomevideo.com for our subsidiary Worldwide Media Organization, Inc. in order to increase our revenues. We intend to bring in new clients through Internet and more traditional advertising means and attract customers by lowering our margins in hopes of increasing our capacity.

The Company has been funded through borrowings from related parties and unrelated third parties in the form of notes payable and convertible notes payable, and through the sale of shares of the Company’s stock. During the year ended June 30, 2014 the Company received proceeds of$53,500 from notes payable and received proceeds of $198,600 from convertible notes payable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SILVERTON ADVENTURES, INC. AND SUBSIDIARIES
( A DEVELOPMENT STAGE COMPANY )

CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

CONTENTS

June 30, 2014

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Financial Statements

Consolidated Balance Sheets	F-2 F-3

Consolidated Statements of Operations	F-4

Consolidated Statement of Stockholders' Deficit	F-5 F-6

Consolidated Statements of Cash Flows	F-7 F-8

Notes to Consolidated Financial Statements	F-9- F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Silverton Adventures, Inc.

Las Vegas, Nevada

I have audited the accompanying consolidated balance sheets of Silverton Adventures, Inc. (the “Company”) as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years ended June 30, 2014 and 2013, and the related notes to the consolidated financial statements.

Management’s Responsibility for Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United State of America; this includes the design, implementation and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

My responsibility is to express an opinion on these consolidated financial statements based on my audits.  I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor wasI engaged to perform, an audit of its internal control over financial reporting. My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

Opinion

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2014 and 2013 and the consolidated results of its operations and its cash flows for the years ended June 30, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the year ended June 30, 2014, the Company realized a net loss of $736,799 and has incurred an accumulated deficit of $3,925,862.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

/s/ Terry L. Johnson, CPA

Casselberry, Florida

December 29, 2014

Silverton Adventures, Inc.
Consolidated Balance Sheets

	June 30,	June 30,
	2014	2013
ASSETS	(Unaudited)
Current Assets
Cash	$ -	$ 937
Trade accounts receivable, net	11,796	9,534
Other assets	-	565
Prepaid Expenses	777	777
Prepaid Royalties	8,999	8,999
Total Current Assets	21,571	20,812
Non-Current Assets
Property and Equipment	-	1,557
Total Non-Current Assets	-	1,557
TOTAL ASSETS	$ 21,571	$ 22,369

	LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 455,572	$ 327,841
Bank overdraft	5,470	5,968
Royalty payables	40,377	39,806
Notes payable	69,966	40,564
Convertible note payable, net	257,594	126,823
Derivative liability	253,822	278,122
Related party payables	-	1,100
Total Current Liabilities	1,082,801	820,224
Stockholders' Deficit
Preferred Stock Series A
Authorized: 10,000,000 shares, $0.001 par value;
issued and outstanding: 82,400 and 82,400 shares
as of June 30, 2014 and June 30, 2013, respectively	82	82
Preferred Stock Series B
Authorized: 6 shares, $0.0001 par value;
issued and outstanding: 2 and 2 shares
as of June 30, 2014 and June 30, 2013, respectively	-	-
Preferred Stock Series C
Authorized: 10,000,000 shares, $0.0001 par value;
issued and outstanding: 328,270 and 238,649 shares
as of June 30, 2014 and June 30, 2013, respectively	33	23
Common Stock:
Authorized: 2,479,999,994 shares, $0.00001 par value;
issued and outstanding: 1,570,001,143 and 1,356,602
shares as at June 30, 2014 and June 30, 2013, respectively	15,700	14
Additional paid-in capital	2,848,818	2,391,089
Accumulated deficit	(3,925,862)	(3,189,063)
Total stockholders' Deficit	(1,061,229)	(797,855)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 21,571	$ 22,369

The accompanying notes are an integral part of these consolidated financial statements.

Silverton Adventures, Inc.
Consolidated Statements of Operations

	For the years ended
	June 30
	2014	2013
REVENUE
Sales	$ 46,004	$ 207,528
Royalty income	32,493	36,941
Total Revenue	78,498	244,469

COST OF SALES	17,780	97,380

GROSS MARGIN	60,717	147,089

OPERATING EXPENSES
Depreciation expense	1,558	5,068
General and administrative	198,040	244,794
Payroll expense	29,852	120,199
Professional fees	217,156	649,197
Royalty expense	1,314	17,735
Stock based compensation	-	1,331,198
Total Operating Expenses	447,919	2,368,190

LOSS FROM OPERATIONS	(387,202)	(2,221,101)

OTHER INCOME (EXPENSES)
Investment income	22,781	-
Interest expense	(289,864)	(326,805)
Loss on disposal of assets	-	2,881
Fair value change on derivative liability	(82,514)	103,420
Gain (loss) on settlement of debt	-	(295,714)
Total Other Income (Expenses)	(349,597)	(516,218)

NET LOSS BEFORE INCOME TAXES	(736,799)	(2,737,319)

Income Taxes	-	-

NET LOSS	(736,799)	(2,737,319)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	641,642,188	141,343,379

The accompanying notes are an integral part of these consolidated financial statements.

SILVERTON ADVENTURES, INC.
Consolidated Statement of Stockholders' Deficit

	Series A	Series B		Series C					Additional
	Preferred Stock	Preferred Stock		Preferred Stock			Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balances, year end June 30, 2011	-	$ -	-	$ -	-	$ -	17,800,000	$ 178	$ 97,158	$ (142,471)	$ (45,135)
Preferred stock issued for cash and
services rendered at $0.10 per share	100,000	100	-	-	-	-	-	-	9,900	-	10,000
Net (loss) for the year	-	-	-	-	-	-	-	-	-	(309,273)	(309,273)
Balances June 30, 2012	100,000	$ 100	-	$ -	-	$ -	17,800,000	$ 178	$ 107,058	$ (451,744)	$ (344,408)

Series B Preferred shares issued for
compensation	-	-	2	-	-	-	-	-	214,556	-	214,556
Series C Preferred shares issued for
services	-	-	-	-	200,000	20	-	-	499,980	-	500,000
Series C Preferred shares issued for cash	-	-	-	-	2,000	-	-	-	5,000	-	5,000
Series C Preferred shares issued for debt	-	-	-	-	36,649	3	-	-	91,620	-	91,623
Common stock issued for conversion
of debt	-	-	-	-	-	-	148,740,845	1,487	310,713	-	312,200
Conversion of Series A Preferred stock
into Common stock	(17,600)	(18)	-	-	-	-	1,760,000	18	-	-	-
Beneficial conversion feature	-	-	-	-	-	-	-	-	43,851	-	43,851
Stock based compensation	-	-	-	-	-	-	510,000,000	5,100	1,111,543	-	1,116,643
Net (loss) for the year	-	-	-	-	-	-	-	-	-	(2,737,319)	(2,737,319)
Balances for June 30, 2013	82,400	$ 82	2	$ -	238,649	$ 23	678,300,845	$ 6,783	$ 2,384,320	$ (3,189,063)	$ (797,854)

Series C Preferred shares issued for
services	-	-	-	-	89,621	9	-	-	(9)	-	-
Common stock issued for conversion
of debt	-	-	-	-	-	-	1,875,895,000	18,759	(1,665)	-	17,093
Conversion of promissory notes to stock	-	-	-	-	-	-	664,333,034	6,643	155,621	-	162,264
Intrinsic value of the beneficial conversion feature of the convertible notes payable	-	-	-	-	-	-	-	-	40,000	-	40,000
Elimination of derivative liabilities	-	-	-	-	-	-	-	-	254,067	-	254,067
Reverse stock split 500:1	-	-	-	-	-	-	(1,648,527,736)	(16,485)	16,485	-	-
Net (loss) for the year	-	-	-	-	-	-	-	-	-	(736,799)	(736,799)
Balances for June 30, 2014	82,400	$ 82	2	$ -	328,270	$ 33	1,570,001,143	$ 15,700	$ 2,848,818	$ (3,925,862)	$ (1,061,229)

The accompanying notes are an integral part of these consolidated financial statements.

Silverton Adventures, Inc.
Consolidated Statements of Cash Flow

	For the years ended
	June 30
	2014	2013
Operating Activities
Net Loss	(736,799)	(2,737,319)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	1,558	2,830
Excess interest on initial derivative liability	66,530	195,909
Amortization of debt discount	210,278	132,956
Change in fair value of derivative liability	82,514	(103,420)
Investment income	22,781	-
Stock issued for services	-	500,000
Stock based compensation	-	1,331,198
Expenses paid on behalf of Company by a related party	-	4,144
Expenses paid on behalf of Company by an unrelated party	-	19,000
Loss (gain) on debt conversion	-	295,714
Changes to operating assets and liabilities:
Accounts receivable	(2,262)	5,653
Prepaid expenses	-	(777)
Prepaid royalties	-	754
Accounts payable and accrued liabilities	127,731	115,918
Royalties payable	571	16,438
Other	130	-
Net cash used in Operating Activities	(226,968)	(221,002)
Investing Activities
Disposal of fixed assets	-	11,783
Investment	565	(564)
Purchase of property and equipment	-	-
Net cash used in Investing Activities	565	11,219
Financing Activities
Proceeds from the sale of preferred stock	-	5,000
Changes in bank overdraft	(498)	(14,004)
Proceeds from related party payables	-	1,100
Proceeds from convertible notes payable	198,600	219,351
Proceeds from note payable	53,500	55,503
Repayments on convertible notes payable	-	(10,000)
Repayments on notes payable	(24,098)	(41,099)
Repayments of related party payables	(1,100)	(5,131)
Net cash provided by (used in) Financing Activities	226,403	210,720

Net increase (decrease) in cash	-	937
Cash at beginning of year	-	-
Cash at end of year	$ -	$ 937

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -
Non Cash Financing and Investing Activities
Common stock issued for conversion of debt	$ 128,790	$ 16,486
Series C Preferred stock issued for debt	$ -	$ 91,623

The accompanying notes are an integral part of these consolidated financial statements.

SILVERTON ADVENTURES, INC.

Notes to Consolidated Financial Statements

June 30, 2014 and 2013

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Organization

Silverton Adventures, Inc. (the "Company"), was originally incorporated in the State of Nevada on May 31, 2006 as Mor Travel, Inc. On December 26, 2007, the Company changed its name to Silverton Adventures, Inc. The Company currently operates under the DBA Silverton Print and Mail in Clark County, Nevada.  The Company ’ s principal business objectives are the licensing and distribution of educational and family media content to distributors and end consumers, and providing printing and mailing services to companies nationwide.

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

Principles of Consolidation

The accompanying consolidated financial statements for the years ended June 30, 2014 and 2013 include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Accounts Receivable

The Company; s accounts receivable are presented net of the allowance for estimated doubtful accounts. Trade accounts receivable are recorded at the invoiced amount and do not bare interest. The allowance for doubtful accounts represents the Company’s best estimate of the amount of probable credit losses in the existing accounts receivable balance. The Company determines the allowance for doubtful accounts based upon historical write-off experience and current economic conditions. The Company reviews the adequacy of its allowance for doubtful accounts on a regular basis.

Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

The Company’s accounts receivable, net of the allowance for doubtful accounts, was $11,796 and $9,534 at June 30, 2014 and 2013, respectively.

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

Level 3-Inputs are unobservable inputs which reflect the reporting entity ’ s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $4,449 and $18,114 in advertising expense for the years ended June 30, 2014 and 2013, respectively.

Reclassification

Certain balances in previously issued financial statements have been reclassified to be consistent with the current period presentation.

Stock-based Compensation

The Company follows the provisions of ASC 718, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  The Company uses the Black-Scholes pricing model for determining the fair value of stock-based compensation.

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

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes.” The ASC clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements.  The ASC prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The ASC provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company did not identify any material uncertain tax positions on returns that have been filed or that will be filed.  The Company did not recognize any interest or penalties for unrecognized tax benefits during the years ended June 30, 2014 and 2013, nor were any interest or penalties accrued as of June 30, 2014.

Basic Loss per Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common stockholders by the weighted average number of common shares during the period. Diluted loss per share is calculated by dividing the Company’s net loss available to common stockholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  As of June 30, 2014 the Company has an outstanding balance of convertible debt that is potentially dilutive.  There are no such common stock equivalents outstanding as of June 30, 2014 or 2013.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued since the last audit of our consolidated financial statements. The Company’s management believes that these recent pronouncements will not have a material effect on the Company ’ s consolidated financial statements.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the year ended June 30, 2014, the Company realized a net loss of $736,799 and has incurred an accumulated deficit of $3,925,862.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management's plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet it’s minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3– PROPERTY AND EQUIPMENT

As of June 30, 2014 and 2013, property and equipment consisted of the following:

	June 30,
	2014	2013

Printing and imaging equipment	$16,270	$16,270
Computer equipment	2,506	2,506
Total property and equipment	18,776	18,776
Accumulated depreciation	(18,776)	(17,218)

Total property and equipment, net	$-	$1,557

Depreciation expense for the years ended June 30, 2014 and 2013 was $1,558 and $5,068, respectively.

NOTE 4 - RELATED PARTY TRANSACTIONS

Related Party Payables

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company.  During the year ended June 30, 2014 the Company received cash of $1,100 on these payables, and made payments totaling $1,100 on these related-party payables.  Related party payables totaled $0 and $1,100 at June 30, 2014 and 2013, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

NOTE 5 – ROYALTIES

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublicense the rights to another party.  The agreements require the Company to pay an upfront royalty fee and then ongoing royalty fees of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $1,314 and $17,735 for the years ended June 30, 2014 and 2013, respectively.  As of June 30, 2014 and 2013, royalty payables under these agreements totaled $40,377 and $39,806, respectively.

Under some of these arrangements, the Company pays an upfront royalty fee that is applied to future royalties as the Company achieves sales and incurs corresponding royalty expense.  The upfront fees that are to be applied against futureroyalty expenses are capitalized and amortized as royalty expenses are applied.  As of June 30, 2014 and 2013, the Company has recorded $8,999 and $8,999 as prepaid royalties, respectively.

The Company has also entered into similar royalty agreements wherein the Company licenses content rights to third parties in exchange for a royalty fee.  During the years ended June 30, 2014 and 2013, the Company recognized royalty revenue of $32,493 and $36,941, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue four classes of stock.  The total number of shares authorized to be issued by the Company is 10,000,000 shares of series A preferred stock at a par value of $0.001 per share, 6 shares of series B preferred stock at a par value of $0.0001 per share, 10,000,000 shares of series C preferred stock at a par value of $0.0001 per share, and 2,479,999,994 shares of common stock at a par value of $0.00001.  As of June 30, 2014, the Company has 82,400 series A preferred shares issued and outstanding, 2 series B preferred shares issued and outstanding, 328,270 series C preferred shares issued and outstanding, and 1,570,001,143 common shares issued and outstanding.

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

Preferred Stock – Series A

On December 2, 2011 the Company issued 100,000 shares of Series A preferred stock to two unrelated entities for cash at $0.10 per share in exchange for cash of $3,500 and services valued at $6,500.  According to the terms of the preferred stock, each share of Series A preferred stock is convertible into shares of the Company’s common stock at a conversion ratio of one hundred (100) shares of common stock for every one (1) share of preferred stock.  The Company ’ s Series A preferred stock is not entitled to receive any dividends, has no liquidation rights, and is not entitled to any voting rights.

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

Preferred Stock  - Series C

Each share of Series C Preferred Stock is convertible at common stock par value $0.00001 per share (the “ Series C Preferred ” ), at any time, and/or from time to time, into the number of shares of the Corporation's common stock, par value $0.00001 per share (the "Common Stock") equal to the price of the Series C Preferred Stock ($2.50), divided by the par value of the Series C Preferred (par value of $0.0001per share), subject to adjustment as may be determined by the Board of Directors from time to time (the "Conversion Rate").

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

The Holder has the right to convert the Preferred B and C to common shares of the Company with the Series B convertible to 4 times the number of common and Preferred C shares outstanding and Series C convertible to 250,000 common shares per Preferred C share. The Preferred Series B and Series C represents voting control based on management ’ s interpretation of the Company bylaws and Certificate of Designation.

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

During the year ended June 30, 2014, the Company issued 127,270 shares of Series C Preferred Stock for services.

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

During the year ended June 30, 2014, the holders of convertible notes converted a total of $162,264 of principal and interest into 5,221,335 shares of common stock.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

	June 30,	June 30,
Convertible notes	2014	2013
Note #1	28,851	28,851
Note #2	-	42,500
Note #3	-	32,500
Note #4	-	37,500
Note #5	13,503	25,000
Note #6	-	9,500
Note #7	47,500	47,500
Note #8	37,500	-
Note #9	14,500	-
Note #10	5,000	-
Note #11	12,000	-
Note #12	6,500	-
Note #13	5,000	-
Note #14	22,222	-
Note #15	37,500	-
Note #16	2,500	-
Note #17	4,941	-
Note #18	5,000	-
Note #19	3,000	-
Note #20	2,500	-
Note #21	16,550	-
Total convertible note, principal	$ 264,567	$ 223,351
Debt discount	(6,973)	(96,528)
Total convertible note, net of discount	257,594	126,823
Accrued interest	15,715	7,640
	$ 530,904	$ 261,286

Note #1

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

The assigned notes bear interest at 10%

The assigned notes are due on demand

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

During the year ended June 30, 2013, $15,000 of the note was converted into 140,845 shares of common stock by the note holder (see note 6).

As of June 30, 2014, principal balance of $28,851 (June 30, 2013 - $28,851) was recorded.

Note #2

On November 6, 2012, the Company borrowed $42,500 from an unrelated third party entity in the form of a convertible note, $33,000 of which was received in cash and $9,500 of which was for professional fees.  The note bears interest at 8 percent per annum with principal and interest due in full on August 8, 2013.During the year ended June 30, 2014, the Company accrued $0 (June 30, 2013 - $1,700) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 55% of the market price, where market price is defined as “the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.”

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $67,368 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a gain of $32,749 (year ended June 30, 2013 - $23,137) due to the change in value of the derivative liability during the period, and debt discount of $6,027 (year ended June 30, 2013 - $36,473) was accreted to the statement of operations.

During the year ended June 30, 2014, the Company issued 118,056 common shares upon the conversion of $42,500 of the principal balance and $1,700 interest, and $11,488 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $0 (June 30, 2013 – $42,500), accrued interest of $0 (June 30, 2013 - $1,700), debt discount of $0 (June 30, 2013 - $6,027) and a derivative liability of $0 (June 30, 2013 - $44,237) was recorded.

Note #3

On December 26, 2012 the Company entered into a convertible note agreement. Pursuant to the agreement, the agreement was consummated on January 2, 2013 upon the Company’s receipt of $32,500 cash proceeds from the note.   The note bears interest at 8 percent per annum with principal and interest due in full on September 30, 2013.  During the year ended June 30, 2014, the Company accrued $0 (June 30, 2013 - $1,300) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 55% of the market price, where market price is defined as “the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.”

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $41,012 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a loss of $74,173 (year ended June 30, 2013 – gain $1,069) due to the change in value of the derivative liability during the period, and debt discount of $11,033 (year ended June 30, 2013 – $21,467) was accreted to the statement of operations.

During the year ended June 30, 2014, the Company issued 283,025 common shares upon the conversion of $32,500 of the principal balance and $1,300 interest, and $114,116 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $0 (June 30, 2013 – $32,500), accrued interest of $0 (June 30, 2013 - $1,300), debt discount of $0 (June 30, 2013 - $11,033) and a derivative liability of $0 (June 30, 2013 - $39,943) was recorded.

Note#4

On February 5, 2013 the Company borrowed $37,500 from an unrelated third party entity in the form of a convertible note. The note bears interest at 8 percent per annum with principal and interest due in full on November 7, 2013.  During the year ended June 30, 2014, the Company accrued $0 (June 30, 2013 - $1,700) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 55% of the market price, where market price is defined as “the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.”

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $116,141 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a loss of $9,595 (year ended June 30, 2013 – gain of $59,478) due to the change in value of the derivative liability during the period, and debt discount of $17,727 (year ended June 30, 2013 - $19,773) was accreted to the statement of operations.

On November 8, 2013, the Company became delinquent on the note and pursuant to the note agreement the Company incurred a penalty of $16,300, bringing the total note balance to $53,800.

During the year ended June 30, 2014, the Company issued 550,980 common shares upon the conversion of $53,800 of the principal balance and $1,500 interest, and $66,258 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $0 (June 30, 2013 – $27,500), accrued interest of $0 (June 30, 2013 - $1,500), debt discount of $0 (June 30, 2013 - $17,727) and a derivative liability of $0 (June 30, 2013 - $56,663) was recorded.

Note #5

On March 27, 2013 the Company borrowed $25,000 from an unrelated third party entity in the form of a convertible note. Pursuant to the note agreement the Company was charged anoriginal issue discount of $2,778. The note bears no interest for the first three months. If the Company does not repay the note on or before 90 days from the effective date, a one-time interest charge of 12% shall be applied to the principle sum of the note. Principal and interest on the note are due in full on March 27, 2014.During the year ended June 30, 2014, the Company accrued $3,333 (June 30, 2013 - $0) in interest expense.

The principal balance of the note along with accrued interest is convertible at any time at the option of the note holder, into the Company's common stock at a price of the lessor of, $0.09, or 60 percent of the lowest trading price for the Common Stock during the twenty five day period on the latest complete trading day prior to the conversion date.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $36,222 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a loss of $2,480 (year ended June 30, 2013 – $10,086) due to the change in value of the derivative liability during the period, and debt discount of $18,493 (year ended June 30, 2013 - $6,507) was accreted to the statement of operations.

During the year ended June 30, 2014, the Company issued 357,000 common shares upon the conversion of $14,275 of the principal balance, and $24,600 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $13,503 (June 30, 2013 – $25,000), accrued interest of $3,333 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $18,493) and a derivative liability of $24,177 (June 30, 2013 - $46,308) was recorded.

Note #6

On May 1, 2013 the Company entered into a convertible note agreement. Pursuant to the agreement, the agreement was consummated on May 2, 2013 upon the Company’s receipt of $-0- cash proceeds and $9,500 of which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on February 3, 2014.  During the year ended June 30, 2014, the Company accrued $380 (June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 55% of the market price, where market price is defined as “the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.”

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $29,635 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a loss of $22,460 (year ended June 30, 2013 – gain of $14,501) due to the change in value of the derivative liability during the period, and debt discount of $498 (year ended June 30, 2013 - $29,137) was accreted to the statement of operations.

On November 8, 2013, the Company became delinquent on the note and pursuant to the note agreement the Company incurred a penalty of $4,750, bringing the total note balance to $14,250.

During the year ended June 30, 2014, the Company issued 3,912,273 common shares upon the conversion of $14,250 of the principal balance and $380 interest, and $37,594 of the derivative liability was re-classified as additional paid in capital upon conversion.

As of June 30, 2014, principal balance of $0 (June 30, 2013 – $9,500), accrued interest of $380 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $498) and a derivative liability of $0 (June 30, 2013 - $15,134) was recorded.

Note #7

On May 24, 2013 the Company entered into a convertible note agreement. Pursuant to the agreement, the agreement was consummated on June 3, 2013 upon the Company’s receipt of $32,830 cash proceeds and $14,670 of which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on February 28, 2014.  During the year ended June 30, 2014, the Company accrued $2,301 (June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 55% of the market price, where market price is defined as “the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.”

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $120,160 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a loss of $5,099 (year ended June 30, 2013 – gain of $44,323) due to the change in value of the derivative liability during the period, and debt discount of $42,750 (year ended June 30, 2013 – $4,750) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $47,500 (June 30, 2013 – $47,500), accrued interest of $2,301 (June 30, 2013 - $1,300), debt discount of $0 (June 30, 2013 - $42,750) and a derivative liability of $80,936 (June 30, 2013 - $75,837) was recorded.

Note #8

On July 26, 2013 the Company entered into a convertible note agreement to borrow $37,500. Pursuant to the agreement, the Company received cash proceeds of $24,700 and $12,800 of which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on April 30, 2014.  During the year ended June 30, 2014, the Company accrued $2,787 (June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 55% of the market price, where market price is defined as “the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.”

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $47,860 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a loss of $16,037 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $37,500 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $37,500 (June 30, 2013 – $0), accrued interest of $2,787 (June 30, 2013 - $0), debt discount of $0 (June 30, 2013 - $0) and a derivative liability of $63,897 (June 30, 2013 - $0) was recorded.

Note #9

On October 4, 2013 the Company entered into a convertible note agreement to borrow $14,500. Pursuant to the agreement, the Company received no cash and $14,500, which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on July 8, 2014.During the year ended June 30, 2014, the Company accrued $855 (June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 55% of the market price, where market price is defined as “the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.”

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $46,454 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a gain of $21,747 (year ended June 30, 2013 –

$0) due to the change in value of the derivative liability during the period, and debt discount of $14,398 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $14,500 (June 30, 2013 – $0), accrued interest of $855 (June 30, 2013 - $0), debt discount of $102 (June 30, 2013 - $0) and a derivative liability of $24,707 (June 30, 2013 - $0) was recorded.

Note #10

On November 1, 2013 the Company borrowed $5,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $5,000 and was recorded as debt discount. During the year ended June 30, 2014, debt discount of $5,000 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $5,000 (June 30, 2013 – $0) was recorded.

Note #11

On November 8, 2013 the Company borrowed $12,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $12,000 and was recorded as debt discount. During the year ended June 30, 2014, debt discount of $12,000 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $12,000 (June 30, 2013 – $0) was recorded.

Note #12

On November 13, 2013 the Company entered into a convertible note agreement to borrow $6,500. Pursuant to the agreement, the Company received no cash and $6,500, which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on August 15, 2014. During the year ended June 30, 2014, the Company accrued $326 (June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 31% of the market price, where market price is defined as “the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.”

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $20,607 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a gain of $292 (year ended June 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $6,053 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $6,500 (June 30, 2013 – $0), accrued interest of $326 (June 30, 2013 - $0), debt discount of $447 (June 30, 2013 - $0) and a derivative liability of $20,315 (June 30, 2013 - $0) was recorded.

Note #13

On November 18, 2013 the Company borrowed $5,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $5,000 and was recorded as debt discount. During the year ended June 30, 2014, debt discount of $5,000 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $5,000 (June 30, 2013 – $0) was recorded.

Note #14

On December 9, 2013 the Company borrowed $20,000 from an unrelated third party entity in the form of a convertible note. Pursuant to the note agreement the Company was charged an original issue discount of $2,222. The note bears no interest for the first three months. If the Company does not repay the note on or before 90 days from the effective date, a one-time interest charge of 12% shall be applied to the principle sum of the note. Principal and interest on the note are due in full on December 9, 2014.During the year ended June 30, 2014, the Company accrued $2,667 (June 30, 2013 - $0) in interest expense.

The principal balance of the note along with accrued interest is convertible at any time at the option of the note holder, into the Company's common stock at a price of the lessor of, $0.09, or 60 percent of the lowest trading price for the Common Stock during the twenty five day period on the latest complete trading day prior to the conversion date.

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $32,332 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the year ended June 30, 2014, the Company recorded a loss of $7,458 (year ended June 30, 2013 – $10,086) due to the change in value of the derivative liability during the period, and debt discount of $15,798 (year ended June 30, 2013 - $6,507) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $22,222 (June 30, 2013 – $0), accrued interest of $2,222 (June 30, 2013 - $0), debt discount of $6,424 (June 30, 2013 - $0) and a derivative liability of $39,790 (June 30, 2013 - $46,308) was recorded.

Note #15

On January 17, 2014 the Company entered into a convertible note agreement to borrow $37,500. Pursuant to the agreement, the Company received no cash and $6,500, which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on October 22, 2014. During the year ended June 30, 2014, the Company accrued $1,348 (June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 31% of the market price, where market price is defined as “the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.”

As of June 30, 2014, principal balance of $37,500 (June 30, 2013 – $0) and accrued interest of $1,348 was recorded.

Note #16

On March 24, 2014 the Company borrowed $2,500 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $2,500 and was recorded as debt discount. During the year ended June 30, 2014, debt discount of $2,500 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $2,500 (June 30, 2013 – $0) was recorded.

Note #17

On March 28, 2014 the Company borrowed $5,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $5,000 and was recorded as debt discount. During the year ended June 30, 2014, debt discount of $5,000 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

During the year ended June 30, 2014, the Company issued 5,895,000 common shares upon the conversion of $59 of the principal balance.

As of June 30, 2014, principal balance of $4,941 (June 30, 2013 – $0) was recorded.

Note #18

On April 10, 2014 the Company borrowed $5,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $5,000 and was recorded as debt discount. During the year ended June 30, 2014, debt discount of $5,000 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $5,000 (June 30, 2013 – $0) was recorded.

Note #19

On April 18, 2014 the Company borrowed $3,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $3,000 and was recorded as debt discount. During the year ended June 30, 2014, debt discount of $3,000 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $3,000 (June 30, 2013 – $0) was recorded.

Note #20

On April 25, 2014 the Company borrowed $2,500 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $2,500 and was recorded as debt discount. During the year ended June 30, 2014, debt discount of $2,500 (year ended June 30, 2013 - $0) was accreted to the statement of operations.

As of June 30, 2014, principal balance of $2,500 (June 30, 2013 – $0) was recorded.

Note #21

On May 2, 2014 the Company entered into a convertible note agreement to borrow $16,550. Pursuant to the agreement, the Company received no cash and $16,550 was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on February 7, 2015. During the year ended June 30, 2014, the Company accrued $214 (June 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 31% of the market price, where market price is defined as “the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.”

As of June 30, 2014, principal balance of $16,550 (June 30, 2013 – $0) and accrued interest of $214was recorded.

NOTE 8– NOTES PAYABLE

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

On January 27, 2014 the Company entered into a note payable with an unrelated third party in the amount of $50,000.

On May 30, 2014 the Company entered into a note payable with an unrelated third party in the amount of $3,500.

As of June 30, 2014 and 2013 the total outstanding notes payable balance was $69,966 and $40,564, respectively.

NOTE 9– DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates, which are indexed to the market value of the Company’s common stock price.

During the year ending June 30, 2014, $162,264 of convertible notes payable principal and interest were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 2 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

June 30,
2014
Balance, beginning of period	$ 278,122
Initial recognition of derivative liability	147,253
Conversion of derivative instruments to Common Stock	(254,067)
Mark-to-Market adjustment to fair value	82,514
Balance, end of period	$ 253,822

NOTE 10– INCOME TAXES

The Company had no income tax expense during the reported period due to net operating losses.

A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	June 30,
	2014	2013
Operating loss for the year	$ (736,799)	$ (2,737,319)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (250,512)	$ (930,688)
Unrecognized tax loses	(250,512)	(930,688)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $3,925,862 for tax purposes which will expire in 2025 if not utilized beforehand.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Royalty Agreements

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublet the rights to another party.  The agreements require the Company to pay royalties of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $1,314 and $17,735 for the years ended June 30, 2014 and 2013, respectively.

Legal Proceedings

The Company may be party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters.  There is no litigation or contingencies that require accrual or disclosure as of June 30, 2014.

NOTE 12– FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and 2013. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the years ended June 30, 2014 and 2013.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of June 30, 2014 and 2013, on a recurring basis:

Liabilities measured
at fair value on a recurring
basis at June 30, 2014:
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$ -	$ 253,822	$-	$253,822
Total	$ -	$ 253,822	$-	$253,822

Liabilities measured
at fair value on a recurring
basis at June 30, 2013:
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$ -	$ 278,122	$-	$278,122
Total	$ -	$ 278,122	$-	$278,122

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments.  The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 13 - SUBSEQUENT EVENTS

Change in Control

On November 5, 2014, Rancho Capital Management, Inc., as the therein defined “Purchaser,” and Ron Miller, as the therein defined “Seller,” entered into and delivered a written Share Purchase Agreement (the “Purchase Agreement”).  Pursuant to the provisions of the Purchase Agreement, Mr. Miller agreed to sell to the Purchaser all of Mr. Miller’s right, title and ownership interest in and to (i) 4,051,020,000 shares of our common stock and (ii) 6 shares of our Series B Preferred Stock in exchange for the payment by the Purchaser of $20,000.00 (the “Purchase Price”).

On or about November 17, 2014, Mr. Miller received the Purchase Price, i.e. $20,000.00.  Accordingly, upon his receipt of that $20,000.00, Mr. Miller was obligated to deliver the (i)(a) share certificates evidencing those 4,051,020,000 shares of that common stock and (b) documentation to accommodate the transfer of those 4,051,020,000 shares of that common stock; (ii) documentation transferring all right, title and ownership interest in those 6 shares of our Series B Preferred Stock; and (iii) all documentation and other relevant information relating to our operations which will enable us to prepare and file with the Securities and Exchange Commission those reports necessary to cause us to be current with respect to our reporting obligations (the “Operations Information”).  To date, Mr. Miller has not transferred to the Purchaser those share certificates, any such documentation transferring all right, title and ownership interest in and to those 6 shares of that preferred stock, or the Operations Information, notwithstanding the Purchaser’s request therefor.

We have been informed and, therefore, believe, that Rancho Capital Management, Inc. has caused the Purchase Price to be paid to the Seller and, therefore, is the rightful holder of those 4,051,020,000 shares of our common stock and 6 shares of our Series B preferred Stock and should be treated by as such.

Accordingly, the Purchaser has requested that we instruct our transfer agent to cancel the certificates that evidence and represent those 4,051,020,000 shares of our common stock and issue to the Purchaser, certificates evidencing and representing those shares of that common stock.  In that regard, on or about November 21, 2014, we instructed our transfer agent, Holladay Transfer Agency, to cancel certificates number 4442, 2421, 4256, 4403, and 4440, which evidence and represent those 4,051,020,000 shares of our common stock.

On or about November 24, 2014, Rancho Capital Management, Inc. requested us to issue certificates to Rancho Capital Management, Inc. evidencing and representing those 6 shares of our Series B Preferred Stock.  In response, on or about November 25, 2014, we issued to Rancho Capital Management, Inc. certificates evidencing and representing those 6 shares of that Series B preferred stock.

On November 25, 2014, we issued six (6) shares of our Series B Preferred Stock to Rancho Capital Management, Inc.  Each share of that Series B Preferred Stock has super voting rights regarding those matters submitted to our shareholders for their consideration and approval.  Specifically, the vote of each share of that Series B Preferred Stock is equal in voting power to four times the total number of our issued and outstanding shares of (i) common stock and (ii) preferred stock on the date of any action for which the vote of our shareholders is taken.

Change in Management

On November 15, 2014, the Board of Directors (the “Board”) of Silverton Adventures, Inc. (the

“Company”), appointed Ira Morris as the Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer of the Company.

In connection with Mr. Morris’s appointment as a member of the Board and an officer, the Company entered into a consulting agreement with Mr. Morris dated November 17, 2014 (the “Consulting Agreement”).

Pursuant to the Consulting Agreement, Mr. Morris is required to devote such time as is necessary to complete the services required.  Mr. Morris is not precluded from acting in any other capacity or for any other person, firm or business; provided, however, that such other services do not conflict with Mr. Morris’s obligations to the Company.

Pursuant to the Consulting Agreement, Mr. Morris will receive compensation of $2,500.00 per month, due and payable at the end of each month.  The Company, in its sole discretion, may pay Mr. Morris bonuses, provide short or long term incentive plans, stock options, and other discretionary opportunities or payments.  Mr. Morris is not an employee; rather, he is an independent contractor.  Accordingly, Mr. Morris is responsible for payment of any and all local, provincial, state, and federal payroll-related taxes or assessments related to his compensation.  Mr. Morris is not entitled to any benefits or privileges that may be provided by the Company to its employees.

Pursuant to the Consulting Agreement, Mr. Morris and the Company have the right to terminate the Consulting Agreement before the end of the one-year term, with or without cause; provided, however, one month’s written notice of termination must be given, or, at the discretion of the Company, payment by the Company to Mr. Morris of one month’s compensation, in lieu of notice.

On November 17, 2014, Ron Miller resigned from the Company’s Board and as the Company’s President, Treasurer, and Secretary.

In accordance with ASC 855, Company management reviewed all material events through the date of this filing, and there are no other material subsequent events to report other than those reported.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A  – Controls and Procedures

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in   Internal Control  –  Integrated Framework,  issued by the Committee of Sponsoring Organizations of the Treadway Commission ( “ COSO ” ). As of June 30, 2014, management has determined that the Company’s internal control over financial reporting as of June 30, 2013 was not effective.    We are in the process of developing new policies and procedures with regards to internal control over financial reporting.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company ’ s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

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

Item 9B. Other Information

No items required to be reported on Form 8-K during the fourth quarter ended June 30, 2014 covered by this report were not previously reported on Form 8-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Set forth below is the name and age of each individual who was a director or executive officer of Silverton Adventures, Inc. as of June 30, 2014, together with all positions and offices of the Company held by each and the term of office and the period during which each has served:

NAME	AGE	POSITION	DATES SERVED

Ira Morris	61	President and Director (Chairman of the Board)	November 15, 2014 to Present

Biographical Information

The following paragraphs set forth brief biographical information for the aforementioned director and executive officer:

Ira Morris

On November 15, 2014, the Board, pursuant to a written consent, appointed Ira Morris as the Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer of the Company.

Mr. Morris is 61 years old.  During the most recent 5 years, Mr. Morris was a Financial Consultant at Glenwood Consulting Corporation located in Toronto, Canada.  As such, Mr. Morris consulted with businesses interested in expansion and financing, including financial performance, funding and capital requirements, financial prospects, business prospects and plans of operation.  Mr. Morris coordinated meetings with, and introduced businesses to, analysts, broker-dealers, lawyers, accountants, auditors, managers and any other interested persons and prepared and participated in the distribution of related information and materials.

As Mr. Morris possesses excellent experience in business expansion, including related financial knowledge, the Board determined it is in the best interest of the Company to appoint Mr. Morris as the Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer of the Company.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was  a general partner at or within two years before the time of such filing, or any corporation or business association of which he wasan executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order,judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment has not been subsequently reversed, suspended or vacated; or (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

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

Item 11 - Executive Compensation

(a) Since Silverton Adventures, Inc.’s incorporation on May 31, 2006, we have not made any cash payments to any officer, director or employee. Our President has an employment agreement and pursuant to that agreement will receive an equivalent value of $2,500 of common stock as compensation during the year. We do not have any other employment agreements.  Any future compensation to be paid will be determined by the Board of Directors, and, as appropriate, an employment agreement will be executed.  We do not currently have plans to pay any compensation, other than the stock based compensation according to our President ‘s employment agreement, until such time as the Company maintains a positive cash flow.(b) There are no annuity, pension, or retirement benefits proposed to be paid to officers, directors, or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation.

Director Compensation

On November 17, 2014 the Company entered into an employment agreement with its President. Pursuant to the terms of the agreement the President will receive common stock in the equivalent of $2,500 per month, as compensation. The term of the agreement is for one year.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the beneficial ownership of the Company's officers, directors, and persons who own more than five percent of the Company's common stock as of June 30, 2014. Under relevant provisions of the Exchange Act, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership in 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on 1,556,091,143 total outstanding shares of our common stock as of December 9, 2014.

Name of Individual	# Shares Beneficially Owned	# of Class of Common Stock

Ira Miller	0	0

All Officers and Directors as a Group (1 Persons)	0	0

Item 13  –  Certain Relationships and Related Transactions, Director Independence

Various general and administrative expenses of the Company as well as loans for operating purposes have been paid for or made by related parties of the Company.  During the year ended June 30, 2014 the Company received cash of $-0- on these payables, had $-0- expenses paid on behalf of the Company, and made payments totaling $1,100 on these related-party payables.  Related party payables totaled $0 and $1,100 at June 30, 2014 and 2013, respectively. These amounts payable bear no interest, are uncollateralized and due on demand.

During the year ended June 30, 2014, the Company made cash payments totaling $1,100 to related parties, and received cash proceeds in the amount of $0.

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

2014:  $11,500

2013:  $21,500

Audit-Related Fees : All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2014:   $ -16,000-

2013:   $ -0-

Tax Fees : The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2014:    $ -0-

2013:    $ -0-

All Other Fees :

2014:   $ -0-

2013:   $ -0-

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

(1)

Filed with the Securities and Exchange Commission on September 23, 2008 as an exhibit numbered as indicated above, to the Registrant ’ s registration statement on Form S-1 (file no. 333-153626 which exhibit is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 12, 2015

Silverton Adventures, Inc.

By:

/s/ Ira Morris

Ira Morris, President

(Principal Executive and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

January 12, 2015

By:

/s/ Ira Morris

Ira Morris, President

Principal Executive Office

Principal Financial Officer

Principal Accounting Officer

Chairman of the Board of Directors