Form 10-Q
period 2014-09-30
Silverton Adventures, Inc.
filed 2015-01-29
CIK 1419122

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT    OF 1934

For the quarterly period ended September 30, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number 333-153626

Silverton Adventures, Inc.
(Exact name of small business issuer as specified in its charter)

Wyoming	80-5072317
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6283-B South Valley View Boulevard
Las Vegas, Nevada 89118
(Address of principal executive offices)

949-436-9382
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accredited filer or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [  ]

Non-accelerated filer [  ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

[  ] Yes [X] No

As of December 9, 2014, there were 1,556,091,143 shares of the registrant’s $0.00001 par value Common Stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward-looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “SVAD”, “Technology”, “we”, “us” and “our” are references to Silverton Adventures Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I - FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

SILVERTON ADVENTURES, INC.

Condensed Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2014 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)

Condensed Consolidated Statements of Operations (unaudited)                                                     5

Condensed Consolidated Statements of Cash Flows (unaudited)

Notes to the Condensed Consolidated Financial Statements (unaudited)

7

Silverton Adventures, Inc.
Consolidated Balance Sheets

	September 30,	June 30,
	2014	2014
ASSETS	(Unaudited)
Current Assets
Cash	$ -	$ -
Trade accounts receivable, net	14,953	11,796
Prepaid Expenses	777	777
Prepaid Royalties	8,999	8,999
Total Current Assets	24,729	21,571
Non-Current Assets
Property and Equipment	-	-
Total Non-Current Assets	-	-
TOTAL ASSETS	$ 24,729	$ 21,571

	LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$ 440,004	$ 455,572
Bank overdraft	5,011	5,470
Royalty payables	40,377	40,377
Notes payable	69,966	69,966
Convertible note payable, net	264,389	257,594
Derivative liability	286,474	253,822
Total Current Liabilities	1,106,221	1,082,801
Stockholders' Deficit
Preferred Stock Series A
Authorized: 10,000,000 shares, $0.001 par value;
issued and outstanding: 82,400 and 82,400 shares
as of September 30, 2014 and June 30, 2014, respectively	82	82
Preferred Stock Series B
Authorized: 6 shares, $0.0001 par value;
issued and outstanding: 2 and 2 shares
as of September 30, 2014 and June 30, 2014, respectively	-	-
Preferred Stock Series C
Authorized: 10,000,000 shares, $0.0001 par value;
issued and outstanding: 202,470 and 328,270 shares
as of September 30, 2014 and June 30, 2014, respectively	20	33
Common Stock:
Authorized: 2,479,999,994 shares, $0.00001 par value;
issued and outstanding: 5,607,111,143 and 1,570,001,143
shares as at September 30, 2014 and June 30, 2014, respectively	56,071	15,700
Additional paid-in capital	2,837,400	2,848,818
Accumulated deficit	(3,975,067)	(3,925,862)
Total stockholders' Deficit	(1,081,493)	(1,061,229)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 24,729	$ 21,571

The accompanying notes are an integral part of these condensed consolidated financial statements.
Silverton Adventures, Inc.
Consolidated Statements of Operations

	For the three months ended
	September 30
	2014	2013
REVENUE
Sales	$ 35,754	$ 25,135
Royalty income	24	18,350
Total Revenue	35,778	43,485

COST OF SALES	0	6,128

GROSS MARGIN	35,778	37,357

OPERATING EXPENSES
Depreciation expense	-	932
General and administrative	46,883	66,242
Payroll expense	-	30,641
Professional fees	1,245	45,066
Royalty expense	-	1,137
Total Operating Expenses	48,128	144,018

LOSS FROM OPERATIONS	(12,350)	(106,661)

OTHER INCOME (EXPENSES)
Other income	-	20,331
Interest expense	(85,977)	(77,167)
Fair value change on derivative liability	49,123	(105,955)
Total Other Income (Expenses)	(36,854)	(162,791)

NET LOSS BEFORE INCOME TAXES	(49,204)	(269,452)

Income Taxes	-	-

NET LOSS	(49,204)	(269,452)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,748,941,469	908,130,810

The accompanying notes are an integral part of these condensed consolidated financial statements.

Silverton Adventures, Inc.
Consolidated Statements of Cash Flow

	For the three months ended
	September 30
	2014	2013
Operating Activities
Net Loss	(49,204)	(269,452)
Adjustments to reconcile net loss to net cash used by
operating activities:
Depreciation expense	-	932
Excess interest on initial derivative liability	44,275	10,358
Amortization of debt discount	34,736	63,160
Change in fair value of derivative liability	(49,123)	105,955
Stock issued for services	25,500	-
Expenses paid on behalf of Company by an unrelated party	-	14,161
Changes to operating assets and liabilities:
Accounts receivable	(3,157)	357
Accounts payable and accrued liabilities	(15,567)	37,002
Royalties payable	-	1,138
Net cash used in Operating Activities	(12,541)	(36,389)
Investing Activities
Investment	-	564
Net cash used in Investing Activities	-	564
Financing Activities
Changes in bank overdraft	(459)	12,288
Proceeds from convertible notes payable	13,000	24,700
Repayments on notes payable	-	(1,000)
Repayments of related party payables	-	(1,100)
Net cash provided by (used in) Financing Activities	12,541	34,888

Net increase (decrease) in cash	-	(937)
Cash at beginning of year	-	937
Cash at end of year	$ -	$ -

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$ -	$ -
Income taxes	$ -	$ -
Non Cash Financing and Investing Activities
Note payable converted to common stock	$ 3,441	$ 236,266

The accompanying notes are an integral part of these condensed consolidated financial statements.

SILVERTON ADVENTURES, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's June 30, 2014 audited financial statements.  The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  During the three months ended September 30, 2014, the Company realized a net loss of $49,204 and has incurred an accumulated deficit of $3,975,067.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

Basic (Loss) per Common Share

Basic loss per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are 1,556,091,143 common stock equivalents outstanding as of December 9, 2014.

NOTE 4 – RELATED-PARTY TRANSACTIONS

Related party payables totaled $0 and $0 at September 30, 2014 and September 30, 2013, respectively.

NOTE 5 – ROYALTIES

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublicense the rights to another party.  The agreements require the Company to pay an upfront royalty fee and then ongoing royalty fees of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $0 and $1,137 for the three months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and September 30, 2013, royalty payables under these agreements totaled $40,377 and $40,944, respectively.

Under some of these arrangements, the Company pays an upfront royalty fee that is applied to future royalties as the Company achieves sales and incurs corresponding royalty expense.  The upfront fees that are to be applied against future royalty expenses are capitalized and amortized as royalty expenses are applied.  As of September 30, 2014 and September 30, 2013, the Company has recorded $8,999 and $8,999 as prepaid royalties, respectively.

NOTE 6 – CONVERTIBLE NOTES PAYABLE

	September 30,	June 30,
Convertible notes	2014	2013
Note #1	28,851	28,851
Note #5	13,503	13,503
Note #7	47,500	47,500
Note #8	37,500	37,500
Note #9	14,500	14,500
Note #10	5,000	5,000
Note #11	12,000	12,000
Note #12	6,500	6,500
Note #13	5,000	5,000
Note #14	22,222	22,222
Note #15	37,500	37,500
Note #16	2,500	2,500
Note #17	1,500	4,941
Note #18	5,000	5,000
Note #19	3,000	3,000
Note #20	2,500	2,500
Note #21	16,550	16,550
Note #22	13,000	-
Total convertible note, principal	$ 274,126	$ 264,567
Debt discount	(9,737)	(6,973)
Total convertible note, net of discount	264,389	257,594
Accrued interest	22,681	15,715
	$ 551,459	$ 530,904

Note #1

On July 20, 2011, the Company entered into a convertible note payable in the amount of $10,000.  The note bears interest at 8.50 percent per annum and has a maturity date of July 20, 2014.  The creditor has the option at any time to convert the principal and any accrued interest into common stock of the Company according to the following stock prices: year one, $0.75 per share; year two, $1.00 per share; and year three, $1.25 per share.  The entire note with a principal balance of $10,000 along with $1,306 was assigned to a third party. In addition the Company assigned another note payable in the amount of $30,000 and accrued interest of $2,544 to the third party. The total aggregate amount assigned to the third party was $43,851. The terms of the assigned notes were amended. The amended terms are:

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

During the year ended June 30, 2013, $15,000 of the note was converted into 140,845 shares of common stock by the note holder.

As of September 30, 2014, principal balance of $28,851 (September 30, 2013 - $28,851) was recorded.

Note #5

On March 27, 2013 the Company borrowed $25,000 from an unrelated third party entity in the form of a convertible note. Pursuant to the note agreement the Company was charged an original issue discount of $2,778.  The note bears no interest for the first three months. If the Company does not repay the note on or before 90 days from the effective date, a one-time interest charge of 12% shall be applied to the principle sum of the note. Principal and interest on the note are due in full on March 27, 2014.  During the three months endedSeptember 30, 2014, the Company accrued $0 (September 30, 2013 - $3,333) in interest expense.

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

During the three months endedSeptember 30, 2014, the Company recorded a gain of $8,322 (three months ended September 30, 2013 – loss of $24,902) due to the change in value of the derivative liability during the period, and debt discount of $0 (three months ended September 30, 2013 - $14,087) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $13,503 (September 30, 2013 – $19,800), accrued interest of $3,333 (September 30, 2013 - $3,333), debt discount of $0 (September 30, 2013 - $10,913) and a derivative liability of $15,855 (September 30, 2013 - $58,964) was recorded.

Note #7

On May 24, 2013 the Company entered into a convertible note agreement. Pursuant to the agreement, the agreement was consummated on June 3, 2013 upon the Company’s receipt of $32,830 cash proceeds and $14,670 of which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on

February 28, 2014.  During the three months endedSeptember 30, 2014, the Company accrued $2,634 (September 30, 2013 - $947) in interest expense.

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

During the three months endedSeptember 30, 2014, the Company recorded a gain of $18,810 (three months ended September 30, 2013 – loss of $14,219) due to the change in value of the derivative liability during the period, and debt discount of $0 (three months ended September 30, 2013 – $20,935) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $47,500 (September 30, 2013 – $47,500), accrued interest of $6,819 (September 30, 2013 - $1,343), debt discount of $0 (September 30, 2013 - $26,565) and a derivative liability of $62,126 (September 30, 2013 - $90,056) was recorded.

Note #8

On July 26, 2013 the Company entered into a convertible note agreement to borrow $37,500. Pursuant to the agreement, the Company received cash proceeds of $24,700 and $12,800 of which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on April 30, 2014.  During the three months endedSeptember 30, 2014, the Company accrued $2,079 (September 30, 2013 - $542) in interest expense.

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

During the three months endedSeptember 30, 2014, the Company recorded a gain of $14,851 (three months ended September 30, 2013 – loss of $24,766) due to the change in value of the derivative liability during the period, and debt discount of $0 (three months ended September 30, 2013 - $8,903) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $37,500 (September 30, 2013 – $37,500), accrued interest of $4,866 (September 30, 2013 - $542), debt discount of $0 (September 30, 2013 - $28,597) and a derivative liability of $49,046 (September 30, 2013 - $72,626) was recorded.

Note #9

On October 4, 2013 the Company entered into a convertible note agreement to borrow $14,500. Pursuant to the agreement, the Company received no cash and $14,500, which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on July 8, 2014.  During the three months endedSeptember 30, 2014, the Company accrued $760 (September 30, 2013 - $0) in interest expense.

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

During the three months endedSeptember 30, 2014, the Company recorded a gain of $5,742 (three months ended September 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $102 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $14,500 (September 30, 2013 – $0), accrued interest of $1,615 (September 30, 2013 - $0), debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $18,965 (September 30, 2013 - $0) was recorded.

Note #10

On November 1, 2013 the Company borrowed $5,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $5,000 and was recorded as debt discount. During the three months endedSeptember 30, 2014, debt discount of $0 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $5,000 (September 30, 2013 – $0) was recorded.

Note #11

On November 8, 2013 the Company borrowed $12,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $12,000 and was recorded as debt discount. During the three months endedSeptember 30, 2014, debt discount of $0 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $12,000 (September 30, 2013 – $0) was recorded.

Note #12

On November 13, 2013 the Company entered into a convertible note agreement to borrow $6,500. Pursuant to the agreement, the Company received no cash and $6,500, which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on August 15, 2014. During the three months endedSeptember 30, 2014, the Company accrued $246 (September 30, 2013 - $0) in interest expense.

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

During the three months endedSeptember 30, 2014, the Company recorded a gain of $3,417 (three months ended September 30, 2013 - $0) due to the change in value of the derivative liability during the period, and debt discount of $447 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $6,500 (September 30, 2013 – $0), accrued interest of $572 (September 30, 2013 - $0), debt discount of $0 (September 30, 2013 - $0) and a derivative liability of $16,898 (September 30, 2013 - $0) was recorded.

Note #13

On November 18, 2013 the Company borrowed $5,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $5,000 and was recorded as debt discount. During the three months endedSeptember 30, 2014, debt discount of $0 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $5,000 (September 30, 2013 – $0) was recorded.

Note #14

On December 9, 2013 the Company borrowed $20,000 from an unrelated third party entity in the form of a convertible note. Pursuant to the note agreement the Company was charged an original issue discount of $2,222. The note bears no interest for the first three months. If the Company does not repay the note on or before 90 days from the effective date, a one-time interest charge of 12% shall be applied to the principle sum of the note. Principal and interest on the note are due in full on December 9, 2014.  During the three months endedSeptember 30, 2014, the Company accrued $0 (September 30, 2013 - $0) in interest expense.

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

During the three months endedSeptember 30, 2014, the Company recorded a gain of $13,697 (three months ended September 30, 2013 – $0) due to the change in value of the derivative liability during the period, and debt discount of $5,192 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $22,222 (September 30, 2013 – $0), accrued interest of $2,667 (September 30, 2013 - $0), debt discount of $1,232 (September 30, 2013 - $0) and a derivative liability of $26,093 (September 30, 2013 - $0) was recorded.

Note #15

On January 17, 2014 the Company entered into a convertible note agreement to borrow $37,500. Pursuant to the agreement, the Company received no cash and $6,500, which was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on October 22, 2014. During the three months endedSeptember 30, 2014, the Company accrued $756 (September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 31% of the market price, where market price is defined as “the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.”

Upon the holder’s option to convert becoming active the Company recorded a debt discount and derivative liability of $81,775 being the fair value of the conversion feature which was determined using the Black-Scholes valuation model.  The debt discount is accreted to the statement of operations using the effective interest rate method over the term of the note or to the date of conversion, and the derivative liability is revalued at each reporting date to fair value.  Any change in fair value is credited or charged to the statement of operations in the period.

During the three months endedSeptember 30, 2014, the Company recorded a loss of $15,716 (three months ended September 30, 2013 – $0) due to the change in value of the derivative liability during the period, and debt discount of $28,995 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $37,500 (September 30, 2013 – $0), accrued interest of $2,104 (September 30, 2013 - $0), debt discount of $8,505 (September 30, 2013 - $0) and a derivative liability of $97,491 (September 30, 2013 - $0) was recorded.

Note #16

On March 24, 2014 the Company borrowed $2,500 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $2,500 and was recorded as debt discount. During the three months endedSeptember 30, 2014, debt discount of $0 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $2,500 (September 30, 2013 – $0) was recorded.

Note #17

On March 28, 2014 the Company borrowed $5,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $5,000 and was recorded as debt discount. During the three months endedSeptember 30, 2014, debt discount of $0 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

During the three months endedSeptember 30, 2014, the Company issued 344,110,000 common shares upon the conversion of $3,441 of the principal balance.

As of September 30, 2014, principal balance of $1,500 (September 30, 2013 – $0) was recorded.

Note #18

On April 10, 2014 the Company borrowed $5,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $5,000 and was recorded as debt discount. During the three months endedSeptember 30, 2014, debt discount of $0 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $5,000 (September 30, 2013 – $0) was recorded.

Note #19

On April 18, 2014 the Company borrowed $3,000 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $3,000 and was recorded as debt discount. During the three months endedSeptember 30, 2014, debt discount of $0 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $3,000 (September 30, 2013 – $0) was recorded.

Note #20

On April 25, 2014 the Company borrowed $2,500 in the form of a convertible note payable. The note bears no interest and is due on demand. The note is convertible into shares of the Company’s common stock at a conversion price of $.00001. The Company analyzed the convertible debt for a beneficial conversion feature under ASC 470-20 on the date of the note and determined that a beneficial conversion feature exists. The intrinsic value of the beneficial conversion feature was determined to be $2,500 and was recorded as debt discount. During the three months endedSeptember 30, 2014, debt discount of $0 (three months ended September 30, 2013 - $0) was accreted to the statement of operations.

As of September 30, 2014, principal balance of $2,500 (September 30, 2013 – $0) was recorded.

Note #21

On May 2, 2014 the Company entered into a convertible note agreement to borrow $16,550. Pursuant to the agreement, the Company received no cash and $16,550 was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on February 7, 2015. During the three months endedSeptember 30, 2014, the Company accrued $334 (September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 31% of the market price, where market price is defined as “the average of the lowest three trading prices for the Common Stock during the ten day period on the latest complete trading day prior to the conversion date.”

As of September 30, 2014, principal balance of $16,550 (September 30, 2013 – $0) and accrued interest of $548 was recorded.

Note #21

On August 6, 2014 the Company entered into a convertible note agreement to borrow $13,000. Pursuant to the agreement, the Company received $10,754 and $2,246 was for professional fees. The note bears interest at 8 percent per annum with principal and interest due in full on May 8, 2015. During the three months endedSeptember 30, 2014, the Company accrued $157 (September 30, 2013 - $0) in interest expense.

After 180 days from issuance, the note may be converted at the option of the holder into common stock of the Company.  The conversion price is 35% of the market price, where market price is defined as “the average of the lowest three trading prices for the Common Stock during the thirty day period on the latest complete trading day prior to the conversion date.”

As of September 30, 2014, principal balance of $13,000 (September 30, 2013 – $0) and accrued interest of $157 was recorded.

NOTE 8 – NOTES PAYABLE

On January 5, 2012 the Company entered into a note payable with an unrelated third-party in the amount of $8,000.  The Company received $6,000 in cash, but agreed to repay a total of $8,000.  The $2,000 difference is accounted for as interest expense.  As of June 30, 2013, the note was in default and the creditor had made demands for payment. As of September 30, 2014 the outstanding balance on this note was $5,100.

During the year ended June 30, 2012 the Company entered into a note payable with an unrelated third-party in the amount of $3,500.  The Company received $3,000 but promised to repay a total of $3,500 as of June 28, 2012.   The $500 difference is accounted for as interest expense.   As of June 30, 2013 the note was in default and the creditor has demanded payment.  The note term dictates that upon default, the Company is responsible for $100 per week in accrued interest.  In August 2012, this weekly penalty interest was reduced to $50 per week.  The note is unsecured and as of September 30, 2014 the outstanding balance on this note, including accrued interest, totaled $2,800.

On April 2, 2012 the Company entered into a note payable agreement with an unrelated third-party in which the related party would pay $6,500 of expenses on behalf of the Company.  The note is due on demand and bears no interest.  As of June 30, 2013 the outstanding balance on this note was $6,500.

On March 18, 2013 the Company entered into a note payable agreement with an unrelated third-party in the amount of $3,000. The note bears interest at 40 percent per annum and is due on April 18, 2013. The note is in default. As of September 30, 2014 the outstanding balance on this note was $1,000.

On January 27, 2014 the Company entered into a note payable with an unrelated third party in the amount of $50,000.

On May 30, 2014 the Company entered into a note payable with an unrelated third party in the amount of $3,500.

As of September 30, 2014 and 2013 the total outstanding notes payable balance was $69,966 and $39,828, respectively.

NOTE 9 – DERIVATIVE LIABILITIES

The Company issued financial instruments in the form of convertible notes with embedded conversion features.  The convertible notes payable have conversion rates, which are indexed to the market value of the Company’s common stock price.

During the three months ended September 30, 2014, $3,441 of convertible notes payable principal and interest were converted into common stock of the Company.

These derivative liabilities have been measured in accordance with fair value measurements, as defined by GAAP. The valuation assumptions are classified within Level 2 inputs.

The following table represents the Company’s derivative liability activity for the embedded conversion features discussed above:

September 30,
2014
Balance, beginning of period	$ 253,822
Initial recognition of derivative liability	81,775
Conversion of derivative instruments to Common Stock	-
Mark-to-Market adjustment to fair value	(49,123)
Balance, end of period	$ 286,474

NOTE 10 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue four classes of stock.  The total number of shares authorized to be issued by the Company is 10,000,000 shares of series A preferred stock at a par value of $0.001 per share, 6 shares of series B preferred stock at a par value of $0.0001 per share, 10,000,000 shares of series C preferred stock at a par value of $0.0001 per share, and 2,479,999,994 shares of common stock at a par value of $0.00001.  As of September 30, 2014, the Company has 82,400 series A preferred shares issued and outstanding, 2 series B preferred shares issued and outstanding, 202,470 series C preferred shares issued and outstanding, and 5,607,111,143 common shares issued and outstanding.

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

During the year ended June 30, 2014, the Company issued 127,270 shares of Series C Preferred Stock for services.

During the three months ended September 30, 2014, the Company issued 1,200 shares and retired 127,000 shares of Series C Preferred Stock.

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

During the three months ended September 30, 2014, the holders of convertible notes converted a total of $3,441 of principal into 344,110,000 shares of common stock.

During the three months ended September 30, 2014 the Company issued an aggregate of 3,693,000,000 shares of common stock to various entities at par value of $.00001.

NOTE 11– INCOME TAXES

The Company had no income tax expense during the reported period due to net operating losses.A reconciliation of income tax expense to the amount computed at the statutory rates is as follows:

	September 30,
	2014	2013
Operating profit (loss) for the three month period ended September 30	$ (49,204)	$ (269,452)
Average statutory tax rate	34%	34%
Expected income tax provisions	$ (16,729)	$ (91,614)
Unrecognized tax gains (loses)	(16,729)	(91,614)
Income tax expense	$ -	$ -

The Company has net operating losses carried forward of approximately $3,975,067 for tax purposes which will expire in 2025 if not utilized beforehand.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Royalty Agreements

The Company entered into several royalty agreements wherein the Company acquired rights to licensed content.  The Company intends to either reproduce and distribute the media or sublet the rights to another party.  The agreements require the Company to pay royalties of 15 to 30 percent of gross sales receipts over the life of the licensing agreement.  The agreements vary in length from three to five years.  Royalty expenses totaled $0 and $1,137 for the three months ended September 30, 2014 and 2013, respectively.

Legal Proceedings

The Company may be party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters.  There is no litigation or contingencies that require accrual or disclosure as of September 30, 2014.

NOTE 13– FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2014 and 2013. As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for the three months ended September 30, 2014 and 2013.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loans payable, and accounts payable and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2014 and 2013, on a recurring basis:

Liabilities measured
at fair value on a recurring basis at
September 30, 2014:
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$ -	$ 286,474	$-	$286,474
Total	$ -	$ 286,474	$-	$286,474

Liabilities measured
at fair value on a recurring basis at
September 30, 2013:
	Level 1	Level 2	Level 3	Total
Liabilities
Derivative liability	$ -	$ 285,309	$-	$285,309
Total	$ -	$ 285,309	$-	$285,309

The carrying value of short term financial instruments including cash, accounts payable, accrued expenses and short-term borrowings approximate fair value due to the short period of maturity for these instruments.  The long-term debentures payable approximates fair value since the related rates of interest approximate current market rates.

NOTE 14 - SUBSEQUENT EVENTS

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

The Company formed a new wholly owned subsidiary named Silverton Printing, Inc. (“Silverton Printing”) whereby it operates its original printing and mailing services to companies nationwide. On December 30, 2010, the Company acquired 100% of the outstanding common stock of Worldwide Media Organization, Inc. making it a wholly owned subsidiary (“Worldwide Media”). Worldwide Media is a marketing, production and distribution company with its principal business objective being the production, acquisition (through exclusive licensing arrangements with independent producers worldwide), sale and distribution of special interest, family oriented, inspirational and children’s DVDs and programs. Video distribution is made by a non-theatrical home video retailer, catalog, mass-merchant and rack-jobber markets (including specialty markets such as gift and museum shops, premium and direct response markets). WMO also licenses to the television broadcast markets, as well as the educational, school and public library markets, both nationally and worldwide.  This distribution includes emerging venues such as digital downloads via Internet, video-on-demand (VOD) and download streaming on various platforms, among others.

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

During the three months ended September 30, 2014, the Company generated revenues of $35,778 (as compared to revenues of $43,485 for three months ended September 30, 2013) while incurring $0 in cost of sales resulting in a gross margin of $35,778 (as compared to a gross margin of $37,357 for three months ended September 30, 2013). After the Company deducted $48,128 for total operating expenses we incurred a loss from operations of $12,350 for the three months ended September 30, 2014 (as compared to a loss from operations of $106,661 for three months ended September 30, 2013). During the three months ended September 30, 2014, the company incurred $36,854 in total other expenses (as compared to total other expenses of $162,791 for the three months ended September 30, 2013) resulting in a net loss of $49,204 and $269,452 for the three months ended September 30, 2014 and 2013, respectively.

To reach and maintain quarterly profitability, the Company must raise significant investment capital to be able to expand our inventory of educational and family oriented DVD titles under our subsidiary Worldwide Media, and marketing our printing services regionally under our subsidiary Silverton Printing.

Liquidity and Capital Resources

As of September 30, 2014, the Company had negative working capital of $1,081,492, which is current assets minus current liabilities.  This negative working capital is attributable to accounts payable, accrued liabilities, notes payable, derivative liabilities, and convertible notes payable. The Company’s current assets as of September 30, 2014 consisted of $8,999 in prepaid royalties, $777 in prepaid expenses, $14,953 in trade account receivable, net, and $0 in cash.

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

Cerebellum – market’s leading distributor for educational media with 15+ years’ experience serving all major distributors and resellers into the educational, K-12, university, and public library markets; including but not limited to, Follett,Library Video, Barnes Noble, Christian Book Distributors (educational division), Brodarts, Midwest Tapes,  Mackin Distributors, Quality Books, Scholastic Media, Discovery, AIM, Learn 360 (digital down-streaming into individual classrooms nationwide), etc. (complete account list available).

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

ITEM 3. CONTROLS AND PROCEDURES

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system no matter how well conceived and operated can provide only reasonable, not absolute assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of control systems must be considered relative to their cost. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues of fraud, if any, have been detected

PART II — OTHER INFORMATION

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

Silverton Adventures, Inc.
(Registrant)

Signature	Title	Date
/s/ Ira Morris	President, CEO, Treasurer, and Director	January 28, 2015
Ira Morris